Form 10-Q
period 2024-03-31
PACS Group, Inc.
filed 2024-05-13
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______.
Commission file number 001-42011
_________________________
PACS Group, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware		92-3144268
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

262 N. University Ave. Farmington, Utah 84025
(Address of Principal Executive Offices and Zip Code)
(801) 447-9829
Registrant's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PACS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of May 10, 2024, there were 24,642,856 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, the terms “PACS Group,” the “Company,” “we,” “us,” and “our” refer to PACS Group, Inc. and its consolidated subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. If any of these risks actually occur, it could have a material adverse effect on our business, financial condition, and results of operations. In such case, the trading price of our common stock would likely decline, and you could lose all or part of your investment. The principal risks affecting our business include, but are not limited to:

•We depend upon reimbursement from third‑party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our facilities as well as changes in payor mix and payment methodologies and new cost containment initiatives by third-party payors;

•We may not be fully reimbursed for all services for which each facility bills through consolidated billing or bundled payments, which could have an adverse effect on our revenue, financial condition and results of operations;

•Increased competition for, or a shortage of, nurses, nurse assistants and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines;

•State efforts to regulate or deregulate the healthcare services industry or the construction expansion, or acquisition of healthcare facilities could impair our ability to expand our operations, or could result in increased competition;

•We face numerous risks related to expiration of the COVID‑19 public health emergency (PHE) expiration and surrounding wind‑down and uncertainty, which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects;

•If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses;

•We review and audit the care delivery, recordkeeping and billing processes of our operating subsidiaries. These reviews from time to time detect instances of noncompliance that we attempt to correct, which in some instances requires reduced or repayment of billed amounts or other costs;

•We are subject to litigation, which is commonplace in our industry, which could result in significant legal costs and large settlement amounts or damage awards;

•We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business;

•We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non‑strategic operating subsidiaries, which would decrease our revenue;

•In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations;

•Because we lease the majority of our facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could have an adverse effect on our business, financial condition and results of operations;

•We rely on payments from third-party payors, including Medicare, Medicaid and other governmental healthcare programs and private insurance organizations. If coverage or reimbursement for services are changed, reduced or eliminated, including through cost-containment efforts, spending requirements are changed, data reporting, measurement and evaluation standards are enhanced and changed, our operations, revenue and profitability could be materially and adversely affected;

•Reforms to the U.S. healthcare system, including new regulations under the Affordable Care Act (ACA), continue to impose new requirements upon us that could materially impact our business;

•We are subject to various government and third-party payor reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs or other third-party payor programs;

•Our founders, Jason Murray and Mark Hancock, may enter into one or more margin loans and pledge a portion of their shares of our common stock as collateral to secure such margin loans. If either Mr. Murray or Mr. Hancock were to enter into a margin loan and subsequently default on their respective obligations under any such margin loan, the lender may be entitled to foreclose on their shares pledged as collateral and sell them to the public, which could cause our stock price to decline and result in a significant change in beneficial ownership; and

•We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. We intend to rely on exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share values)
	(unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$81,213	$73,416
Accounts receivable, net	622,737	547,807
Other receivables	66,014	52,259
Prepaid expenses and other current assets	61,761	48,665
Total Current Assets	831,725	722,147
Property and equipment, net	660,157	577,528
Operating lease right-of-use assets	2,175,169	2,007,812
Insurance subsidiary deposits and investments	25,201	—
Escrow funds	21,456	15,649
Goodwill and other indefinite-lived assets	65,291	65,291
Other assets	87,329	124,312
Total Assets	$3,866,328	$3,512,739

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$157,000	$140,947
Accrued payroll and benefits	143,811	92,234
Current operating lease liabilities	113,617	109,438
Current maturities of long term debt	16,837	16,822
Current portion of accrued self-insurance liabilities	29,210	27,536
Other accrued expenses	71,073	69,949
Total Current Liabilities	531,548	456,926
Long-term operating lease liabilities	2,123,865	1,961,997
Accrued benefits, less current portion	6,738	6,738
Lines of credit	537,000	520,000
Long-term debt, less current maturities, net of deferred financing fees	230,855	195,708
Accrued self-insurance liabilities, less current portion	154,892	146,167
Other liabilities	147,837	123,477
Total Liabilities	$3,732,735	$3,411,013
Commitments and contingencies (Note 11)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock - 64,361,693,000 shares authorized, $0.001 par value, 128,723,386 shares issued and outstanding as of March 31, 2024 and December 31, 2023	129	129
Accumulated other comprehensive income	201	—
Retained earnings	127,661	95,997
Total stockholders' equity	127,991	96,126
Noncontrolling interest in subsidiary	5,602	5,600
Total Equity	$133,593	$101,726
Total Liabilities and Equity	$3,866,328	$3,512,739
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended March 31,
	2024	2023
Revenue
Patient and resident service revenue	$934,298	$707,826
Additional funding	—	375
Other revenues	423	241
Total Revenue	$934,721	$708,442

Operating Expenses
Cost of services	735,992	538,772
Rent - cost of services	63,961	45,104
General and administrative expense	46,906	59,442
Depreciation and amortization	7,902	5,829
Total Operating Expenses	$854,761	$649,147

Operating Income	$79,960	$59,295

Other (Expense) Income
Interest expense	(15,391)	(10,636)
Gain on lease termination	8,046	—
Other income, net	440	440
Total Other Expense, net	$(6,905)	$(10,196)

Income before provision for income taxes	73,055	49,099
Provision for income taxes	(23,915)	(11,501)

Net Income	$49,140	$37,598
Less:
Net income attributable to noncontrolling interest	2	1
Net income attributable to PACS Group, Inc.	$49,138	$37,597

Net income per common share attributable to PACS Group, Inc.
Basic and diluted	$0.38	$0.29

Weighted-average shares outstanding
Basic and diluted	128,723,386	128,723,386

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax	$201	$—
Total other comprehensive income	201	—
Comprehensive income	$49,341	$37,598
Less:
Comprehensive income attributable to noncontrolling interest	2	1
Comprehensive income attributable to PACS Group, Inc.	$49,339	$37,597
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share values)
	Common Stock		Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	$95,997	$5,600	$—	$101,726
Dividends on Common Stock ($0.1358 per share)	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	49,138	—	—	49,138
Balance March 31, 2024	128,723,386	$129	$127,661	$5,602	$201	$133,593

	Common Stock		Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2023	128,723,386	$129	$63,517	$5,005	$—	$68,651
Dividends on Common Stock ($0.1438 per share)	—	—	(18,513)	—	—	(18,513)
Net income attributable to noncontrolling interest	—	—	—	1	—	1
Net income attributable to PACS Group, Inc.	—	—	37,597	—	—	37,597
Balance March 31, 2023	128,723,386	$129	$82,601	$5,006	$—	$87,736
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$49,140	$37,598
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,902	5,829
Amortization and write-off of deferred financing fees	775	615
Loss on disposition of property and equipment	343	4
Gain on investment in partnership	(120)	—
Deferred taxes	4,985	(5,217)
Noncash lease expense	7,262	4,297
Change in operating assets and liabilities
Accounts receivable, net	(74,930)	(34,422)
Other receivables	(13,755)	(4,733)
Prepaid expenses and other current assets	(5,009)	1,478
Other assets	(1,802)	(1,988)
Escrow funds	(5,807)	(1,673)
Operating lease obligations	(8,572)	(322)
Accounts payable	13,938	(2,332)
Accrued payroll and benefits	51,577	29,150
Accrued self-insurance liabilities	10,399	22,327
Other accrued expenses	1,340	(19,939)
Other liabilities	21,121	48,618
NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,787	$79,290

Cash flows from investing activities
Investment in partnership	$(5,081)	$—
Non-operating distributions from investment in partnership	673	473
Purchase of investments	(25,000)	—
Acquisition of facilities	(78,500)	(52,091)
Purchase of property and equipment	(10,761)	(5,936)
NET CASH USED IN INVESTING ACTIVITIES	$(118,669)	$(57,554)

Cash flows from financing activities
Borrowing on lines-of-credit, net of deferred financing fees	117,000	33,179
Payments on lines-of-credit	(100,000)	(35,060)
Dividends on common stock	(17,474)	(18,513)
Borrowings of long-term debt, net of deferred financing fees	39,786	44,501
Payments on long-term debt	(4,859)	(9,192)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$34,453	$14,915

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
	Three Months Ended March 31,
	2024	2023
Net change in cash	(25,429)	36,651
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$93,275	$134,857

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	15,638	9,926
Income taxes	—	—

Non-cash financing and investing activity
Accrued capital expenditures	4,112	2,495
Assets acquired in operation expansions in exchange for notes payable	—	3,909
Assets acquired in operation expansions through settlement of notes receivable	500	—
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company), a Delaware corporation, was incorporated on March 24, 2023. PACS Group is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of March 31, 2024, PACS Group subsidiaries operated 218 health care facilities in the states of Arizona, California, Colorado, Kentucky, Missouri, Nevada, Ohio, South Carolina, and Texas. PACS Group subsidiaries operated approximately 24,320 skilled nursing beds and 860 assisted living beds as of that date. As of March 31, 2024, PACS Group subsidiaries operated 183 facilities under long-term lease arrangements and had options to purchase 12 of those facilities.
PACS Group subsidiaries have investments in joint ventures that own the underlying real estate and related improvements of 12 post-acute care facilities that are operated by other PACS Group subsidiaries. PACS Group also owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities and one non-affiliated ALF operating entity. PACS Group’s real estate portfolio includes 35 properties which are operated and managed by applicable PACS Group subsidiaries.
Providence Administrative Consulting Services, Inc., a California corporation, is a subsidiary of PACS Group and provides administrative support services, on a consulting basis, to other subsidiaries of PACS Group.
PACS Group also has a wholly-owned captive insurance subsidiary, Welsch Insurance Ltd. (Welsch). Welsch provides coverage to various consolidated operating subsidiaries related to professional liability and general liability (PLGL) insurance.
Reorganization
Prior to June 30, 2023, Providence Group, Inc. (PGI) owned the operating subsidiaries of PACS Group. On June 30, 2023, PGI and its consolidated subsidiaries reorganized (the Reorganization) to facilitate their entrance into a new credit agreement, dated June 30, 2023 (the New Credit Agreement), between certain lenders party thereto, Truist Bank, as administrative agent, PACS Group, and PACS Holdings, LLC (PACS Holdings) as borrower thereunder. PACS Group and its wholly owned subsidiary PACS Holdings were created on March 24, 2023, and April 10, 2023, respectively, in anticipation of the Reorganization. The equity interests of certain other direct or indirect wholly-owned subsidiaries of PGI at the time of the Reorganization were also contributed to other new direct or indirect wholly-owned subsidiaries of PACS Group to facilitate the New Credit Agreement. PACS Group and its consolidated subsidiaries subsequent to the Reorganization are collectively referred to herein as the Company. The New Credit Agreement is described in Note 6.
The Reorganization was effected by the two then-existing stockholders of PGI (which at the time was the direct or indirect parent company of all consolidated entities comprising the Company), contributing their respective shares in PGI to newly-formed PACS Holdings, in exchange for a proportionate interest of shares in newly-formed PACS Group (via issuance of shares of PACS Group), and thus became the sole stockholders of PACS Group.
As a result of the Reorganization, (i) for most practical purposes PACS Group in effect became the successor to the historical consolidated business of PGI, and (ii) both of the two stockholders of PGI immediately prior to the Reorganization became the sole stockholders of PACS Group, and maintained their respective pro rata ownership percentage in PACS Group that they held in PGI immediately prior to the Reorganization (which was and remained 50/50).
The Reorganization was accounted for as an equity reorganization between entities under common control. The Reorganization combined entities that historically have not been presented together resulting in financial statements that are effectively considered to be those of a different reporting entity. Accordingly, the historical financial statements for periods prior to the Reorganization represent combined financial statements and the financial statements after the Reorganization represent consolidated financial statements. The contribution of shares of PGI and receipt of shares of PACS Group were accounted for on a retrospective basis. Accordingly, all share and per share amounts in these condensed combined/consolidated financial statements and related notes have been retrospectively restated, where applicable, for all periods herein, to give effect to the current shares outstanding of PACS Group.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed combined/consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed combined/consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed combined/consolidated balance sheets and the amount of condensed combined/consolidated income that is attributable to the Company and the noncontrolling interest in its condensed combined/consolidated statements of income and comprehensive income.
The accompanying condensed combined/consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed combined/consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s final prospectus filed with the SEC on April 12, 2024. Management believes that the condensed combined/consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed combined/consolidated financial statements are not necessarily representative of operations for the entire year.
Use of Estimates
The preparation of the condensed combined/consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined/consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue, acquired property, right-of-use assets, lease liabilities, impairment of long-lived assets, and general and professional liabilities included in accrued self-insurance liabilities. Actual results could differ from estimated amounts.
Restricted Cash, Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less at the time of purchase and therefore approximate fair value. The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and short-term investment balances in several high-credit quality financial institutions.
Included in restricted cash are funds held for PLGL claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See Note 5 “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
At any point in time the Company has funds in operating accounts and restricted cash accounts that are with third-party financial institutions. While management monitors the cash balances in operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following presents all cash and cash equivalents and restricted cash on the condensed combined/consolidated balance sheets and reconcile to total cash included the condensed combined/consolidated statements of cash flows as of March 31, 2024, December 31, 2023, March 31, 2023:

	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$81,213	$73,416	$94,256
Restricted cash (included in prepaid expenses and other current assets)	12,062	4,977	7,876
Restricted cash (included in other assets)	—	40,311	32,725
Total cash, cash equivalents, and restricted cash	$93,275	$118,704	$134,857
Cash in Excess of FDIC Limits
The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000. The Company has not experienced any losses in such amounts.
Insurance Subsidiary Deposits and Investments
The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the timing of expected future payments of the Company's captive insurance liabilities.
Patient and Resident Service Revenue
Patient and resident service revenue is derived from services rendered, under short-term contracts, to patients for skilled and intermediate nursing, rehabilitation therapy, and assisted living services. Patient and resident service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.
The Company recognizes revenue as its performance obligations are completed. Routine services are treated as a single performance obligation satisfied over time as services are rendered. These routine services represent a bundle of services that are not capable of being distinct. The performance obligations are satisfied over time as the patient simultaneously receives and consumes the benefits of the healthcare services provided. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time when those services are rendered.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At March 31, 2024 and December 31, 2023, the allowance for credit losses was immaterial to the condensed combined/consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed combined/consolidated statements of income and comprehensive income. The implicit price concession recorded as a reduction to patient and resident service revenue was $20,956, and $11,075 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company has recorded estimated implicit price concessions as a reduction to accounts receivable of $53,147 and $42,171, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges which do not increase the useful lives of the assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment. The following is a summary of the depreciable lives of the Company’s depreciable assets:
Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 to 15 years
Furniture and equipment - 3 to 15 years
Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease. Upon sale or retirement, the cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss included in current income.
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease (for accounting purposes) at the inception of each lease.
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the combined/consolidated statements of income and comprehensive income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.
The Company’s real estate leases generally have initial lease terms of ten years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional three to twenty years. Exercise of renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term.
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Acquisitions are accounted for as purchases and are included in the combined/consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets. In determining the fair value of identifiable assets, the Company uses various valuation techniques. These valuation methods require management to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company assesses goodwill for impairment at least annually on October 1st. The Company will perform an impairment assessment at other times if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
When assessing goodwill for impairment the Company may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If the Company does not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
The Company’s indefinite-lived intangible assets primarily consist of licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the Company does not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company calculates the estimated fair value of the indefinite-lived intangible asset. If the estimated fair value of the indefinite-lived intangible asset is lower than its carrying amount, an impairment loss is recognized for the difference.
Fair Value Measurements
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings.
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. The three-tiers include: Level 1: observable inputs such as quoted market prices in active markets; Level 2: inputs other than quoted market prices included in Level 1 that are directly or indirectly observable for the asset or liability and Level 3: unobservable inputs for which little or no market data exists, thereby requiring management to develop their own estimates and assumptions.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the three months ended March 31, 2024 and 2023.
Accrued Risk Reserves
The Company is principally self-insured for risks related to PLGL claims. Accrued risk reserves primarily represent the accrual for risks associated with WC and PLGL claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to its PLGL claims is to use an actuary to assist management in estimating the Company’s exposure for claims obligation (for both asserted and unasserted claims).
Investments in Joint Ventures
Investments in joint ventures, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
recoveries in fair value. The Company evaluates its investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the three months ended March 31, 2024 and 2023.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to a facility operated by the Company upon completion. The noncontrolling interest in subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s condensed combined/consolidated balance sheets since these interests are not redeemable.
Advertising
Advertising costs are expensed as incurred. For the three months ended March 31, 2024 and 2023, advertising expenses included in the Company’s condensed combined/consolidated statements of income and comprehensive income were $2,030 and $1,815, respectively.
Income Taxes
The Company utilizes ASC Topic 740, Income Taxes (ASC 740), which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 8, “Provision for Income taxes” for further discussion of the Company’s accounting for income taxes.
Under ASC 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Liabilities for income tax matters include amounts for income taxes, applicable penalties, and interest thereon and are the result of the potential alternative interpretations of tax laws and the judgmental nature of the timing of recognition of taxable income.
The Company recognizes deferred tax assets (DTAs) to the extent that it believes that the assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The Company generally expects to fully utilize its DTAs; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 21% and 36% of total accounts receivable, respectively, at March 31, 2024 and 20% and 36% of total accounts receivable, respectively, at December 31, 2023. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s operating subsidiaries, excluding four subsidiaries that exclusively operate assisted living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. 64% of skilled nursing beds are located in California.
Comprehensive Income
Comprehensive income consists of gains affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the three months ended March 31, 2024 and 2023, comprehensive income includes unrealized gains on the Company’s available-for-sale debt securities.
Segment Presentation
The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or regions for the purpose of allocating resources.
Recent Accounting Standards Issued But Not Yet Adopted by the Company
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for the Company for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the combined/consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. The standard will become effective for the Company for the fiscal year 2024 annual financial statements and may be applied prospectively or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the combined/consolidated financial statements.
NOTE 3.REVENUE AND ACCOUNTS RECEIVABLE
Patient and Resident Service Revenue
The Company’s patient and resident service revenue is derived primarily from the Company’s applicable subsidiaries providing healthcare services to their respective patients and residents. Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled. These amounts are due from residents, third-party payors (including health insurers and government payors), and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits and other reviews by the payor. Generally, the licensed healthcare provider entity providing the applicable services bills the applicable payors monthly.
The healthcare services in skilled patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Revenue is recognized as the performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by the applicable licensed healthcare provider entity. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to residents receiving services in the facility and, when applicable, residents receiving services in their homes (independent care or assisted living). The Company measures

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
the performance obligation from admission into the facility, or the commencement of the service, to the point when the applicable licensed healthcare provider entity is no longer required to provide services to that resident, which is generally at the time that the resident discharges from the applicable facility or passes away.
Revenue recognized from healthcare services is adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. Variable consideration includes estimates of implicit price concessions so that the estimated transaction price is reflective of the amount to which the Company expects to be entitled in exchange for providing the healthcare services to customers. Variable consideration is estimated using the expected value method based on the Company’s historical reimbursement experience. The amount of variable consideration constrains the transaction price, such that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Historically the Company has not had material differences between its estimated transaction price and actual collections from payors. If actual amounts of consideration ultimately received differ from the Company’s estimates, it adjusts these estimates, which would affect net service revenue in the period such variances become known.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an annually established daily reimbursement rate for eligible stays. The rate is adjusted annually. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 38.8% and 30.3% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended March 31, 2024 and 2023, respectively.
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 35.7% and 48.1% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended March 31, 2024 and 2023, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 25.5% and 21.6% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended March 31, 2024 and 2023, respectively.
The Company’s contracts are short term in nature with a duration of one year or less. The Company has minimal unsatisfied performance obligations at the end of the reporting period as patients are typically under no obligation to remain admitted in the Company’s facilities or under the Company’s care. As the period between the time of service and time of payment is typically one year or less, the Company does not adjust for the effects of a significant financing component.
Included in the Company’s condensed combined/consolidated balance sheets are contract balances, comprising of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of March 31, 2024 and December 31, 2023.
Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of audits and other reviews by governmental agencies or payor sources, health care providers from time to time receive requests for information and notices regarding billing audits and potential noncompliance with applicable laws and regulations, which, in some instances, can ultimately result in substantial monetary recoupments or other remedies being imposed on the healthcare provider. Compliance with such laws and regulations may also be subject to future government review and interpretation, as well as significant regulatory action,

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
including fines, penalties, and potential exclusion from the related programs. The Company believes that it is in compliance with all applicable laws and regulations.
The contracts the Company has with commercial payors also provide for retrospective audit and review of claims.
Settlements with third-party payors for retroactive adjustments due to audits or other reviews are considered variable consideration and are included in the determination of the estimated transaction price for providing resident services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor, and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits or other reviews. These amounts are immaterial.
The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue
Medicare	$333,433	35.7%	$340,410	48.1%
Medicaid	362,453	38.8%	214,158	30.3%
Managed care	184,483	19.7%	123,437	17.4%
Private and other	53,929	5.8%	29,821	4.2%
Total patient and resident service revenue	$934,298	100.0%	$707,826	100.0%
Additional Funding and CARES Act
Through the CARES Act, the Company received funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) during the years ended December 31, 2022 and 2021. These funds were provided to healthcare providers who diagnose, test, or care for individuals with cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19. The Company recorded these funds as deferred revenue upon receipt and revenue was recognized only to the extent that health-care related expenses or lost revenues had been incurred and were not reimbursed from other funding sources. The Company recognized an immaterial amount of additional funding in the three months ended March 31, 2023 for funds received prior to 2023. The Company did not receive any additional funds related to this program during 2023 or 2024.
The CARES Act also provided for refundable payroll tax credits known as the Employee Retention Tax Credit (ERTC), which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of March 31, 2024 and December 31, 2023, the Company has recorded $36,505 and $36,477, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at:

	March 31, 2024	December 31, 2023
Buildings and improvements	$438,803	$372,554
Leasehold improvements	63,280	58,958
Furniture, fixtures, and other	73,034	64,750
Construction in process	50,367	50,937
Land	67,659	55,593
Finance lease right-of-use assets	40,536	40,536
	733,679	643,328
Less: accumulated depreciation and amortization	(73,522)	(65,800)
Property and equipment, net	$660,157	$577,528
The Company did not record an impairment charge for the three months ended March 31, 2024, and 2023.
See Note 12, “Operation Expansions” for information on expansions during the three months ended March 31, 2024.
NOTE 5.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $25,201 and $0 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the components of the fair value of the insurance subsidiary deposits and investments include amortized costs of $25,000 and net unrealized gains of $201. Gains on investments are recorded within other comprehensive income. Insurance subsidiary deposits and investments consist of investments in debt securities and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed combined/consolidated balance sheets and are classified as available-for-sale securities. These debt securities are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
The Company's non-financial assets, which includes goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, the Company assesses its long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value.
NOTE 6.CREDIT FACILITIES
On February 28, 2023, the Company entered into a working capital loan agreement (the Working Capital Loan) in connection with the acquisition of various new facilities. The Working Capital Loan allowed the Company to borrow up to $17,500 at an annual interest rate of 9%. On May 8, 2023, the Company drew on the Working Capital Loan in the amount of $15,000. As described below, the Working Capital Loan was repaid during 2023 and, as such, has a zero balance as of March 31, 2024.
On June 30, 2023, the Company and certain of its subsidiaries entered into a credit agreement with Truist Bank (Truist) and a syndicate of lenders (the 2023 Credit Agreement), that extended credit in the form of the revolving credit facility thereunder, (the 2023 Revolving Credit Facility), including letter of credit and swing line sub facilities and a term loan facility (Truist Term Loan), together referred to as the 2023 Credit Facility. The 2023 Credit Agreement provided for: (i) 2023 Revolving Credit Facility with revolving commitments in an aggregate principal amount of $150,000, including a letter of credit sub facility in an amount representing that portion of the aggregate revolving commitments that may be used by the borrower for the issuance of letters of credit in an aggregate face amount not to exceed $30,000 and a swingline loan sub facility in an aggregate principal amount at any time outstanding not to exceed $20,000 and (ii) the Truist Term Loan in an aggregate principal amount of $275,000.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Outstanding borrowings under the 2023 Credit Facility accrued interest at either: (a) the Secured Overnight Financing Rate (SOFR) (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.50% to 3.50% per annum; or (b) Base Rate (which was defined in a customary manner for credit facilities of this type) plus a margin ranging from 1.50% to 2.50% per annum. The applicable margin was based on the Company’s debt to income ratio as calculated in accordance with the terms of the 2023 Credit Agreement. In addition, the Company agreed to pay a commitment fee on the unused portion of the 2023 Revolving Credit Facility, which ranged from 0.30% to 0.50% per annum, depending on the same debt to income ratio.
In connection with executing the 2023 Credit Agreement, deferred financing costs associated with both lines-of-credit and long-term debt of $3,109 were written off, and additional deferred financing costs of $9,662 were capitalized during the year ended December 31, 2023. In addition, on the closing date of the 2023 Credit Agreement, the Company drew $75,000 on the 2023 Revolving Credit Facility and borrowed the entirety of the $275,000 Truist Term Loan. The Company used approximately $142,000 of the net proceeds to repay certain outstanding indebtedness on prior lines of credit and the Working Capital Loan.
On December 7, 2023, the Company amended and restated the 2023 Credit Facility (Amended and Restated 2023 Credit Facility). The Amended and Restated 2023 Credit Facility provided for an increase of the 2023 Revolving Credit Facility to an aggregate principal amount of $600,000, which revolving commitments may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.
Outstanding borrowings under the Amended and Restated 2023 Credit Facility bear interest at the option of the Company based on: (a) SOFR (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (which is defined consistent with the 2023 Credit Facility) plus the applicable margin ranging from 1.25% to 2.25% per annum. The applicable margin is based on the Company’s debt to income ratio as calculated consistent with the 2023 Credit Facility. In addition, the Company will pay a commitment fee on the unused portion of the commitments, which ranges from 0.25% to 0.45% per annum, depending on the same debt to income ratio.
Upon the closing of the Amended and Restated 2023 Credit Facility, the Company borrowed $460,000 of revolving loans, the proceeds of which were used to repay and refinance all term loans and revolving loans under the 2023 Credit Facility, to repay certain other outstanding indebtedness, and to pay transaction costs in connection with the Amended and Restated 2023 Credit Facility. Deferred financing costs associated with both lines-of-credit and long-term debt of $519 were written off as part of the refinance during the year ended December 31, 2023.
The agreement above contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated 2023 Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated 2023 Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00. The Company was in compliance with all such covenants and restrictions as of March 31, 2024.
The Company maintains the Amended and Restated 2023 Credit Facility as its single line-of-credit. At March 31, 2024, the total commitment limit continues to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. The balance outstanding on all applicable lines was $537,000 and $520,000 at March 31, 2024 and December 31, 2023, resulting in available cash of $63,000 and $80,000, respectively. The Company had no letters of credit outstanding as of March 31, 2024 and December 31, 2023.
Deferred financing fees on lines-of-credit were $15,099 as of March 31, 2024 and December 31, 2023. Amortization expense relating to deferred financing fees on lines-of-credit for the three months ended March 31, 2024 and March 31, 2023 was $755 and $187, respectively. Accumulated amortization related to deferred financing fees on lines-of-credit was $948 and $193 as of March 31, 2024 and December 31, 2023, respectively.
Subsequent to March 31, 2024 on April 15, 2024, the Company completed an Initial Public Offering (IPO) in which it issued and sold shares, receiving net proceeds of $423,000. The Company used $370,000 of the net proceeds from the IPO,

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
which represented 87.5% of the net proceeds from the IPO, to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and used the remaining amount for general corporate purposes to support the growth of the business.

Also subsequent to March 31, 2024, the Company drew $51,000 on the line of credit and paid a total of $408,000, which is inclusive of the $370,000 net proceeds used from the IPO. That activity resulted in $180,000 drawn and a capacity of $420,000 as of the date of this filing.

NOTE 7.LONG-TERM DEBT
During the three months ended March 31, 2024 and the year ended December 31, 2023, some of the Company's subsidiaries entered into Department of Housing and Urban Development (HUD)-insured mortgage loans in the aggregate amount of $34,685 and $88,809, respectively. As a result, 11 of the Company's subsidiaries had mortgage loans insured with HUD in the aggregate amount of $200,247 as of March 31, 2024, of which $3,307 is classified as short-term and the remaining $196,904 is classified as long-term. As of December 31, 2023, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $166,181 of which $2,346 was classified as short-term and the remaining $163,835 was classified as long-term. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of March 31, 2024, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through December 31, 2058. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 35 years.
In addition to the HUD-insured mortgage loans above, the Company has 12 other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates in the range of 2.0% and 7.5% per annum with various maturity dates through June 1, 2027. The notes are secured by equipment and guarantees by the Company and certain stockholders. As of March 31, 2024 and December 31, 2023, the Company had $50,038 and $48,829, respectively, of debt principal outstanding under the mortgage loans and promissory notes, of which $13,530 is classified as short-term and the remaining $36,508 is classified as long-term as of March 31, 2024, and $14,476 is classified as short-term and the remaining $34,353 is classified as long-term as of December 31, 2023.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of March 31, 2024 and December 31, 2023. The loans above are guaranteed by the Company. Additionally, various loans are secured by real property with a carrying value amounting to $234,984 and $438,645 at March 31, 2024 and December 31, 2023, respectively.
Long-term debt consists of the following at:

	March 31, 2024	December 31, 2023
HUD-insured mortgage loans	$200,247	$166,181
Other mortgage loans and promissory notes	50,038	48,829
Less: current maturities	(16,837)	(16,822)
Less: deferred financing fees, net	(2,593)	(2,480)
Total	$230,855	$195,708
Deferred financing fees incurred in conjunction with debt financing of $2,745 and $2,611 as of March 31, 2024 and December 31, 2023, respectively, are being amortized over the life of the respective loans. Total amortization related to deferred financing fees is included in interest expense and amounted to $20 and $428 for the three months ended March 31, 2024 and March 31, 2023, respectively. Accumulated amortization related to those deferred financing fees was $152 and $131 at March 31, 2024 and December 31, 2023, respectively.
As discussed in Note 6, on June 30, 2023, the Company borrowed under the Truist Term Loan in connection with the execution of the 2023 Credit Agreement. Under the Truist Term Loan, the Company borrowed $275,000. The Truist Term Loan has a maturity date of June 30, 2028. Upon closing of the Truist Term Loan, the Company paid off certain other mortgage loans and promissory notes in the aggregate amount of $224,802. The Truist Term Loan was repaid on December

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
7, 2023 in connection with the closing of the Amended and Restated 2023 Credit Facility and as such, has a zero balance as of March 31, 2024.
NOTE 8.PROVISION FOR INCOME TAXES
The Company recorded income tax expense of $23,915 and $11,501 during the three months ended March 31, 2024, and 2023, respectively, or 32.7% of earnings before income taxes for the three months ended March 31, 2024, compared to 23.4% for the three months ended March 31, 2023. The change in effective tax rate in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024.
The Company is subject to U.S. federal income tax, as well as income tax in certain states in which it operates. The Company’s federal returns for tax years 2020 and forward are subject to examination, and state returns for tax years 2019 and forward are subject to examination. The Company’s balance of net deferred tax assets and net deferred tax liabilities are included within other assets and other liabilities on the condensed combined/consolidated balance sheets as of March 31, 2024 and 2023, respectively.
As of March 31, 2024 and 2023, the Company did not have any unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate the uncertain tax position to change materially within the next 12 months.
NOTE 9.LEASES
Operating Leases
The Company leases most of its skilled nursing and assisted living facilities, as well as its office space and certain vehicles and equipment, under various non-cancelable operating lease agreements. These operating leases expire at various dates throughout 2049.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by the Company and/or its stockholders.
For 12 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until January 31, 2038. At lease inception it was determined that the exercise of these purchase options was not reasonably assured.
The facility leases are generally renewable at the Company’s option for additional terms ranging from 3 to 20 years. All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements.
Real estate lease payments are deemed to constitute the right to use the underlying facilities and operate as a skilled nursing facility as permitted by the accompanying license. As the license is deemed to be inseparable from the related real estate in determining value, the payments related to these components have been combined into a single lease obligation representing the right to use the facilities and to operate under the terms of the accompanying license, respectively.
Finance Leases
The Company leases certain skilled nursing and assisted living facilities under finance lease agreements. The economic substance of each lease is that the Company is financing the facilities through the lease. The lease terms of these finance leases allow for a purchase option during a specified window. The Company has determined that it is reasonably certain to exercise the purchase option at the end of each purchase option window. Therefore the Company has calculated the lease term through the end of the purchase option window for each lease. Accordingly, such leases are recorded in the Company’s condensed combined/consolidated financial statements as assets and liabilities.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Finance lease right-of-use assets are included in property and equipment and have a balance of $37,528 and $37,850 as of March 31, 2024 and December 31, 2023, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $966 and $942 as of March 31, 2024 and December 31, 2023, respectively. The long-term portion of finance lease liabilities is included in other liabilities and has a balance of $40,526 and $40,766 as of March 31, 2024 and December 31, 2023, respectively.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense
Rent - cost of services	63,961	$45,104
General and administrative expense	810	356
Variable lease costs	8,914	5,920
Total operating lease expense	$73,685	$51,380
Finance lease expense
Amortization of right-of-use assets	322	308
Interest on lease liabilities	740	132
Total financing lease expense	1,062	440
Total Lease Expense	$74,747	$51,820
__________________
(1)Rent - cost of services includes other variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $535, and $958 for the three months ended March 31, 2024, and 2023 respectively.
(2)Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company’s unaudited condensed combined/consolidated statements of income and comprehensive income.
Operating lease expense is included in Rent - cost of services and General and administrative expense as indicated above. For finance lease expense, the amortization of right-of-use assets is included in depreciation and amortization while the interest component is included in interest expense.
The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended March 31,
	2024	2023
Operating cash paid for amounts included in the measurement of operating lease liabilities	$57,508	$41,163
Operating cash paid for amounts included in the measurement of finance lease liabilities	740	132
Financing cash paid for amounts included in the measurement of finance lease liabilities	216	565
Operating lease right-of-use assets obtained in exchange for lease liabilities	251,247	210,216
Financing lease right-of-use assets obtained in exchange for lease liabilities	—	—
Information relating to the lease term and discount rate is as follows:

As of March 31, 2024
Weighted-average remaining lease term (years)
Operating leases	14
Financing leases	3
Weighted-average discount rate
Operating leases	5.8%
Financing leases	7.2%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
In determining the discount rate used to measure the right-of-use asset and lease liability, the Company uses rates implicit in the lease, or if not readily available, the Company will use its incremental borrowing rate. The Company’s incremental borrowing rate is based on an estimated secured rate comprised of a risk-free rate plus a credit spread as secured by its assets. Determining a credit spread as secured by the Company’s assets may require significant judgment.
Maturities of lease liabilities as of March 31, 2024 were as follows:

	Finance Leases	Operating Leases	Total
2024 (remainder)	$2,887	$176,540	$179,427
2025	23,560	235,714	259,274
2026	2,241	235,489	237,730
2027	17,995	233,590	251,585
2028	782	235,762	236,544
2029	391	237,077	237,468
Thereafter	—	1,947,078	1,947,078
Total lease payments	$47,856	$3,301,250	$3,349,106
Less: present value discount	(6,364)	(1,063,768)	(1,070,132)
Present value of lease liabilities	$41,492	$2,237,482	$2,278,974
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed combined/consolidated statements of income and comprehensive income.
NOTE 10.RELATED PARTY TRANSACTIONS
On July 1, 2021, the Company entered into a Consulting and Strategic Advisory Services Agreement with Helios Consulting, LLC (Helios), a limited liability company owned by Jason Murray, the Company’s Chief Executive Officer and Chairman of its board of directors, and Mark Hancock, Executive Vice Chairman of its board of directors, (Helios Consulting Agreement) which automatically renewed for successive one-year terms. The Helios Consulting Agreement provided for a cash consulting fee of approximately $4,000 annually, paid in monthly installments, for consulting and strategic advisory services provided to the Company by Helios. For the three months ended March 31, 2024 and 2023, the Company paid approximately $0 and $1,000 (inclusive of $0 and $38, respectively, paid to a subsidiary of Helios), respectively. As of December 31, 2023, the Company terminated the Helios Consulting Agreement.
2023 Related Party Transactions
On March 24, 2023, the Company entered into subscription agreements with Mr. Murray and Mr. Hancock, pursuant to which Mr. Murray and Mr. Hancock each purchased 10,000 shares of the Company’s common stock for a purchase price of $0.001 per share, in a private placement concurrent with the Company’s incorporation in the State of Delaware and in anticipation of effecting the reorganization on June 30, 2023.
NOTE 11.COMMITMENTS AND CONTINGENCIES
Regulatory Matters
Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which covers the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Litigation
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company’s independent operating subsidiaries. The Company, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, the Company, its independent operating subsidiaries, and others in the industry are subject to claims and lawsuits in connection with COVID-19 and a facility’s preparation for and/or response to COVID-19. The defense of these lawsuits may result on significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. The Company and other companies in its industry are routinely subjected to varying types of claims and suits, including class-actions. Class-action suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. The Company expects the plaintiffs’ bar to continue to be aggressive in their pursuit of claims. The Company has been subjected to, and is currently involved in, litigation alleging violations of state and federal wage and hour laws as resulting from the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action. While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition, or results of operations.
The Company has been, and continues to be, subject to claims and legal actions that arise in the normal course of business, including potential claims filed by patients or others on their behalf related to patient care and treatment (professional negligence claims), as well as employment related claims filed by current or former employees. While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigation and investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company, taken as a whole. However, the Company’s assessment may evolve based upon further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $250 to $500 per claim, as well as an additional aggregate one-time deductible generally ranging from $750 to $4,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an actuary to assist management in recording the expense and related liability for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed combined/consolidated balance sheets are PLGL self-insurance liabilities amounting to $166,216 and $162,976 as of March 31, 2024 and December 31, 2023, respectively, which each include $34,676 of estimated obligations that will be covered by the unrelated insurer. As of March 31, 2024, and as of December 31, 2023, the Company recorded an asset for the estimated obligations that will be covered by the unrelated insurer amounting to $5,895 and $28,781 within other receivables and other assets, respectively, as the claims related to the Company's general and professional liability and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
Indemnities
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities against certain liabilities arising from the transfer of the operation

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the combined/consolidated balance sheets for any of the periods presented.
NOTE 12.OPERATION EXPANSIONS
FASB ASC Topic 805, Business Combinations (ASC 805) defines the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. When substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required.
2024 Expansions
During the three months ended March 31, 2024, the Company’s operations and real estate portfolio grew through a combination of long-term leases and real estate purchases, with the addition of 10 stand-alone facilities and six real estate purchases. Of the six real estate purchases, three of the properties were acquired in conjunction with the operations of the associated facility. For the other three acquired properties, the Company’s subsidiaries previously operated the respective facilities and have now acquired the real estate associated with those operations. The aggregate purchase price for these acquisitions was $79,000. These new operations added 1,334 skilled nursing beds and 174 assisted living beds operated by the Company's affiliated operating subsidiaries.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2024 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the March 31, 2024 condensed combined/consolidated balance sheets of the Company, and the operating results have been included in the condensed combined/consolidated statements of income and comprehensive income of the Company since the date the Company gained effective control.
Expansions After Period End
Subsequent to March 31, 2024, the Company’s operations grew with the addition of 1 stand-alone facility through a long-term lease with a purchase option. The new operations added 122 skilled nursing beds operated by the Company’s affiliated operating subsidiaries.
NOTE 13.EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to the common stockholders by the weighted-average shares of Common Stock outstanding for the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. As the Company did not have any potentially dilutive securities, basic and diluted EPS are the same.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table sets forth the computation of the Company’s basic and diluted net income attributable per share to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic EPS:
Numerator:
Net income	$49,140	$37,598
Less: net income attributable to noncontrolling interest	$2	$1
Net income attributable to PACS Group, Inc.	$49,138	$37,597

Denominator:
Basic and diluted weighted average common stock outstanding	128,723,386	128,723,386

Net income per common share attributable to PACS Group, Inc.
Basic and diluted	$0.38	$0.29
The Reorganization referred to in Note 1 resulted in the Common Shares outstanding being converted from 600 shares of PGI to 20,000 shares of PACS Group (a 1 to 33.33 conversion ratio).
On March 31, 2024, the Company’s board of directors approved a 1 to 6,436.1693 stock split of its issued and outstanding common stock, which was effective by amendment to the Company’s charter on April 1, 2024. As part of the amendment, the number of authorized shares of common stock was revised to 1,250,000,000 and the par value of the common stock was not adjusted. All issued and outstanding common stock and per share amounts contained in the condensed combined/consolidated financial statements have been retrospectively adjusted to give effect to the stock split for all periods presented.
NOTE 14.STOCK AWARDS
2024 Equity Incentive Plans
On March 31, 2024, the Company’s board of directors and stockholders approved the PACS Group, Inc. 2024 Incentive Award Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s IPO registration statement was declared effective by the Securities and Exchange Commission (SEC). The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants.
The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,576 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) is equal to 10.25% of the number of shares of our common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan).
Subsequent to period-end, in April 2024, the Company granted RSU awards to key executives of 15,390,576 shares that vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years as the grantee meets the requisite service condition. The stock price on the date of the grant used to determine the award fair value was the initial public offering price of $21.00 per share.
2024 Employee Stock Purchase Plan
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the 2024 ESPP), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
the 2024 ESPP is equal to the number of shares equal to 1% of the number of shares of our common stock outstanding as of immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan).

NOTE 15.SUBSEQUENT EVENTS
On April 15, 2024, the Company completed an IPO in which the Company issued and sold 21,428,572 shares of common stock at a public offering price of $21.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO were $450,000 before underwriter discounts and commissions, fees, and expenses of $27,000, for net proceeds from the IPO of $423,000. In addition, the underwriters exercised their 30-day option to purchase an additional 3,214,284 shares of the Company’s common stock at the initial public offering price from the selling stockholders, less underwriting discounts and commissions. The Company did not receive any proceeds from any sale of shares by the selling stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed combined/consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our audited consolidated financial statements and related notes as disclosed in our final prospectus dated April 12, 2024 in connection with our IPO, which includes for the year ended December 31, 2023, and discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities, with 218 post-acute care facilities across nine states serving over 20,000 patients daily. We also provide senior care, assisted living, and independent living options in some of our communities. Our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. The resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.2 and 95%, respectively, as of March 31, 2024. As of March 31, 2024, the average QM Star rating and occupancy rate for New facilities was 3.9 and 83%, respectively.
Initial Public Offering
On April 10, 2024, our registration statement on Form S-1 (File No. 333-233965) (Registration Statement) related to our IPO was declared effective by the SEC, and our common stock began trading on The New York Stock Exchange (NYSE), on April 11, 2024. Our IPO closed on April 15, 2024. As a result, our unaudited condensed combined/consolidated financial statements as of March 31, 2024 do not reflect the impact of our IPO. For additional information, See Note 15 – Subsequent Events to our unaudited condensed combined/consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of March 31, 2024:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Arizona	9	1,219	—	—	9	1,219
California	116	13,631	22	2,087	138	15,718
Colorado	19	2,220	1	242	20	2,462
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Nevada	3	215	1	120	4	335
Ohio	6	637	—	—	6	637
South Carolina	20	2,234	4	488	24	2,722
Texas	3	290	2	246	5	536
	183	21,232	35	3,947	218	25,179
During the three months ended March 31, 2024, we expanded our operations with the addition of nine stand-alone skilled nursing operations and one assisted living facility. These new operations added a total of 1,334 skilled nursing beds and 174 assisted living beds to be operated by our affiliated operating subsidiaries.
Subsequent to March 31, 2024, our operations grew with the addition of one stand-alone facility through a long-term lease. The new operations added 122 skilled nursing beds operated by our affiliated operating subsidiaries. For further discussion of our real estate properties and expansions, see Note 12, “Operation Expansions” in the Notes to the condensed combined/consolidated financial statements.
Key Skilled Services Metrics and Non-GAAP Financial Measures
We use the following key skilled services metrics and non-GAAP financial measures to help us evaluate our business, identify trends that affect our financial performance, and make strategic decisions.
Key Skilled Services Metrics
We monitor the below key skilled services metrics across all of our facilities and by Mature facilities, Ramping facilities, and New facilities. Mature facilities are defined as facilities purchased more than 36 months prior to a respective measurement date. Ramping facilities are defined as facilities purchased within 18 to 36 months prior to a respective measurement date. New facilities are defined as facilities purchased less than 18 months prior to a respective measurement date.
•Skilled nursing services revenue — Skilled nursing services revenue reflects the portion of patient and resident service revenue generated from all patients in skilled nursing facilities, excluding revenue generated from our assisted and independent living services.
•Skilled mix — We measure both revenue and nursing patient days by payor. Medicare and managed care patients, whom we refer to as high acuity patients, typically require a higher level of skilled nursing care. As a result, Medicare and managed care reimbursement rates are typically higher than those from other payors. In most states, Medicaid reimbursement rates are generally the lowest of all payor types. Changes in the payor mix can significantly affect our revenue and profitability. To monitor this performance, we evaluate two different measures of skilled mix:
◦Skilled mix by revenue — Skilled mix by revenue represents the portion of routine revenue generated from treating high acuity Medicare and managed care patients. Routine revenue refers to skilled nursing services revenue generated by contracted daily rates charged for skilled nursing services. Services provided outside of routine contractual agreements are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not routine revenue. The inclusion of therapy and other ancillary treatments in the contracted daily rate varies by payor source and by contract. Revenue associated with calculating skilled mix is based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

◦Skilled mix by nursing patient days — Skilled mix by nursing patient days represents the number of days our high acuity Medicare and managed care patients receive skilled nursing services at skilled nursing facilities as a percentage of the total number of days that patients from all payor sources receive skilled nursing services at skilled nursing facilities for any given period.
•Occupancy — The total number of patients occupying a bed in a skilled nursing facility as a percentage of the beds in such facility that are available for occupancy during the period.
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes six and three assisted living and independent living facilities for the three months ended March 31, 2024 and 2023, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities and New facilities as of and for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(Dollars in thousands)
Total facility results:
Skilled nursing services revenue	$927,456	$705,574	$221,881	31.4%
Skilled mix by revenue	52.0%	63.7%		(11.7)%
Skilled mix by nursing patient days	29.8%	40.3%		(10.5)%
Occupancy for skilled nursing services:
Available patient days	2,164,061	1,586,384	577,677	36.4%
Actual patient days	1,970,602	1,456,412	514,190	35.3%
Occupancy rate (operational beds)	91.1%	91.8%		(0.7)%
Number of facilities at period end	212	174	38	21.8%
Number of operational beds at period end	24,315	19,121	5,194	27.2%

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(Dollars in thousands)
Mature facility(1) results:
Skilled nursing services revenue	$286,419	$271,541	$14,877	5.5%
Skilled mix by revenue	55.6%	65.8%		(10.2)%
Skilled mix by nursing patient days	32.5%	42.0%		(9.5)%
Occupancy for skilled nursing services:
Available patient days	634,543	596,042	38,501	6.5%
Actual patient days	600,003	555,494	44,509	8.0%
Occupancy rate (operational beds)	94.6%	93.2%		1.4%
Number of facilities at period end	65	63	2	3.2%
Number of operational beds at period end	6,973	6,665	308	4.6%
__________________
(1)Mature facilities represent facilities purchased more than 36 months before the date presented.

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(Dollars in thousands)
Ramping facility(1) results:
Skilled nursing services revenue	$403,938	$33,207	$370,731	1116.4%
Skilled mix by revenue	57.6%	63.3%		(5.7)%
Skilled mix by nursing patient days	34.1%	38.0%		(3.9)%
Occupancy for skilled nursing services:
Available patient days	825,990	82,025	743,965	907.0%
Actual patient days	784,834	76,478	708,356	926.2%
Occupancy rate (operational beds)	95.0%	93.2%		1.8%
Number of facilities at period end	84	18	66	366.7%
Number of operational beds at period end	9,380	1,838	7,542	410.3%
__________________
(1)Ramping facilities represent facilities purchased within 18-36 months of the date presented.

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(Dollars in thousands)
New facility(1) results:
Skilled nursing services revenue	$237,099	$400,826	$(163,727)	(40.8)%
Skilled mix by revenue	38.4%	62.4%		(24.0)%
Skilled mix by nursing patient days	21.4%	39.3%		(17.9)%
Occupancy for skilled nursing services:
Available patient days	703,528	908,317	(204,789)	(22.5)%
Actual patient days	585,765	824,440	(238,675)	(28.9)%
Occupancy rate (operational beds)	83.3%	90.8%		(7.5)%
Number of facilities at period end	63	93	(30)	(32.3)%
Number of operational beds at period end	7,962	10,618	(2,656)	(25.0)%
__________________
(1)New facilities represent facilities purchased less than 18 months from the date presented.
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, Mature facilities, Ramping facilities and New facilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Skilled mix by revenue	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	37.6%	50.3%	39.2%	42.4%	22.1%	46.3%	34.3%	47.6%
Managed care	18.0	15.5	18.4	20.9	16.3	16.1	17.7	16.1
Skilled mix	55.6	65.8	57.6	63.3	38.4	62.4	52.0	63.7
Medicaid	37.8	29.4	35.2	29.8	52.7	31.7	40.5	30.7
Private and other	6.6	4.8	7.2	6.9	8.9	5.9	7.5	5.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	18.6%	28.8%	20.2%	22.3%	9.7%	26.2%	16.6%	27.0%
Managed care	13.9	13.2	13.9	15.7	11.7	13.1	13.2	13.3
Skilled mix	32.5	42.0	34.1	38.0	21.4	39.3	29.8	40.3
Medicaid	59.4	50.2	56.9	51.1	68.6	52.4	61.2	51.5
Private and other	8.1	7.8	9.0	10.9	10.0	8.3	9.0	8.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional state relief funding, which includes payments we recognized as part of The Families First Coronavirus Response Act (FFCRA). Revenue associated with calculating average daily rates is based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	$937.66	$845.94	$968.59	$836.27	$917.80	$863.92	$949.23	$855.41
Managed care	601.48	569.00	660.85	587.46	558.19	604.14	614.99	589.76
Total for skilled patient payors (1)	794.16	758.81	843.08	733.66	721.10	777.52	800.91	767.90
Medicaid	295.05	283.07	308.88	256.67	308.60	296.15	304.70	289.23
Private and other	380.32	299.68	408.15	278.98	354.26	350.11	382.61	326.93
Total (2)	$464.08	$484.08	$500.21	$440.48	$401.37	$489.75	$459.83	$485.00
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). EBITDA and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net income to the Non-GAAP Financial Measures in the table below, together with our audited combined/consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.
Performance Measures
We use EBITDA and Adjusted EBITDA to facilitate internal comparisons of our historical operating performance on a more consistent basis, as well as for business planning and forecasting purposes. In addition, we believe the presentation of EBITDA and Adjusted EBITDA is useful to investors, analysts and other interested parties in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance.
EBITDA – We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before: other expense, net; provision for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, gains on lease termination, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees.
Valuation Measure
We use Adjusted EBITDAR as a measure to determine the value of prospective acquisitions and to assess the enterprise value of our business without regard to differences in capital structures and leasing arrangements. In addition, we believe that Adjusted EBITDAR is also a commonly used measure by investors, analysts and other interested parties to compare the enterprise value of different companies in the healthcare industry without regard to differences in capital structures and leasing arrangements, particularly for companies with operating and finance leases. For example, finance lease expenditures are recorded in depreciation and interest and are therefore removed from Adjusted EBITDA, whereas operating lease expenditures are recorded in rent expense and are therefore retained in Adjusted EBITDA. Adjusted EBITDAR is a financial valuation measure that is not specified in GAAP, and is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring cash operating expense, and is therefore presented only for the current period. While we believe that Adjusted EBITDAR provides useful insight regarding our underlying operations, excluding the impact of our operating leases, we must still incur cash operating expenses related to our operating leases and rent and such expenses are necessary to operate our leased operations. As a result, Adjusted EBITDAR may understate the extent of our cash operating expenses for the respective period relative to our actual cash needs to operate our leased operations and business.
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.
The table below presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a combined/consolidated basis for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$49,140	$37,598
Less: net income attributable to noncontrolling interest	2	1
Add: Interest expense	15,391	10,636
Provision for income taxes	23,915	11,501
Depreciation and amortization	7,902	5,829
EBITDA	$96,346	$65,563
Acquisition related costs	207	503
Gain on lease termination	(8,046)	—
Adjusted EBITDA	$88,507	$66,066
Rent - cost of services	63,961	45,104
Adjusted EBITDAR	$152,468

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the three months ended March 31, 2024, and 2023, skilled nursing services revenue represented over 99% of patient and resident service revenue.
We derive patient and resident service revenue from services rendered, under short-term contracts, to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and hospice services. This revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Within our skilled nursing operations, we generate revenue from Medicaid, Medicare and other payors such as commercial insurance companies, health maintenance organizations, and preferred provider organizations.

We expect patient and resident service revenue to continue to represent the vast majority of our total revenue and that such revenue will continue to increase to the extent we successfully execute on our acquisition strategy.
Additional Funding
We received funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) as we are the healthcare providers who diagnose, test, or care for individuals with cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19. In 2023, this program ended and we do not expect to recognize any revenue based on funding through the PRF in the future.
Other Revenue
Other revenue relates to ancillary revenue generating activities and primarily consists of revenue associated with arrangements in which we are a lessor of certain facilities. Other revenue typically represents an immaterial portion of our total revenue and we expect this to continue for the foreseeable future.
Cost of Services (exclusive of rent and depreciation and amortization shown separately)
Our cost of services represents the costs of operating our operating subsidiaries, which primarily consist of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance, rent expenses related to leasing our operational facilities (such as taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements), dietary services, contracted services and other general cost of services with respect to our operations. As we continue to execute on our acquisitions strategy and grow our business, we expect that our cost of services will continue to increase.
Rent - Cost of Services
Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate but do not own the underlying real estate and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
General and Administrative Expense
General and administrative expense consists primarily of payroll and related benefits and travel expenses for our PACS Services personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees) and costs relating to our information systems. Historically, our general and administrative expense has not included any stock-based compensation. In connection with our IPO, we adopted the 2024 Plan and ESPP which had no impact on the results of operations through March 31, 2024. We anticipate that beginning in the second fiscal quarter of 2024, our general and administrative expense will include stock-based compensation.
We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also expect that our costs will increase related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Depreciation and Amortization
Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 to 15 years

•Furniture and equipment - 3 to 15 years
Other (Expense) Income, net
Other expense, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, including joint ventures, and gains from lease termination.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Revenue
Patient and resident service revenue	$934,298	$707,826	$226,472	32.0%
Additional funding	—	375	(375)	(100.0)%
Other revenue	423	241	182	75.5%
Total revenue	$934,721	$708,442	$226,279	31.9%
Operating expenses
Cost of services	735,992	538,772	197,220	36.6%
Rent - cost of services	63,961	45,104	18,857	41.8%
General and administrative expense	46,906	59,442	(12,536)	(21.1)%
Depreciation and amortization	7,902	5,829	2,073	35.6%
Total operating expenses	$854,761	$649,147	$205,614	31.7%
Operating income	79,960	59,295	20,665	34.9%
Other (expense) income
Interest expense	(15,391)	(10,636)	(4,755)	44.7%
Gain on lease termination	8,046	—	8,046	100.0%
Other (expense) income, net	440	440	—	—%
Total other expense, net	$(6,905)	$(10,196)	$3,291	(32.3)%
Income before provision for income taxes	73,055	49,099	23,956	48.8%
Provision for income taxes	(23,915)	(11,501)	(12,414)	107.9%
Net income	$49,140	$37,598	$11,542	30.7%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $226.5 million to $934.3 million for the three months ended March 31, 2024, a 32.0% increase compared to the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, skilled nursing services revenue represented more than 99.0% of patient and resident service revenue.
Skilled nursing services revenue increased by 31.4%, or $221.9 million, to $927.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change was driven by an increase in operational beds of 5,194 from March 31, 2023 to March 31, 2024 leading to a 35.3% increase in patient days year-over-year. Additionally we experienced a consistent occupancy rate across all facilities of 91.1% for the three months ended March 31, 2024, compared to 91.8% for the three months ended March 31, 2023, following continued execution on our business model.

Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor sources. Our average Medicare daily rates increased by 11.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Our average Medicaid rates increased 5.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Additional funding - Additional funding revenue was $0 for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The decrease was due to the termination of additional funding from the HHS under the Pandemic PHE after March 31, 2023.
Other revenue - Other revenue increased by 75.5% to $0.4 million for the three months ended March 31, 2024, compared to the same period in the prior year.
Cost of services
Cost of services increased by $197.2 million to $736.0 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The 36.6% increase was primarily driven by an increase of $119.4 million in salaries and wages. Of the salaries and wages increase, those attributable to New facilities purchased after March 31, 2023 accounted for $76.0 million or 63.7% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 177 as of March 31, 2023 to 218 as of March 31, 2024, an increase of 23.2%. This increase in operations and employees led to the increase in labor cost for New facilities as they were acquired throughout the year. Headcount and operational changes attributable to other facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $36.8 million in administrative expenses for facilities made up of $19.5 million from New facilities and $17.3 million from Ramping and Mature facilities, $19.5 million in contracted services, and $11.8 million in nursing and dietary expenses with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $64.0 million for the three months ended March 31, 2024, compared to $45.1 million for the three months ended March 31, 2023. The increase was primarily attributable to the addition of 41 new facilities, which accounted for approximately 63% of the increase, with the remaining $7.0 million attributable to annual escalators on Mature and Ramping facilities' rent.
General and administrative expense
General and administrative expense decreased by $12.5 million, to $46.9 million for the three months ended March 31, 2024, compared to $59.4 million for the three months ended March 31, 2023. This decrease was primarily due to the expansion of the company and a decrease in acquisitions completed as compared to the same period in the prior year. Of the $12.5 million decrease, $19.4 million was in administrative costs, driven by a reduction of $17.3 million of costs associated with professional and general liability insurance. This was offset by an increase of $6.5 million over the three months ended March 31, 2023, in salaries and wages.
Depreciation and amortization
Depreciation and amortization increased by $2.1 million to $7.9 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase is directly attributable to new facilities acquired.
Other expense, net
Other expense, net was $6.9 million for the three months ended March 31, 2024, a decrease of $3.3 million compared to the three months ended March 31, 2023. Other expense, net consists of interest expense related to our debt, which increased by $4.8 million, to $15.4 million for the three months ended March 31, 2024, driven by an increase in lines of credit and long-term debt of $246.7 million from March 31, 2023 to March 31, 2024. Additionally, in the three months ended March 31, 2024, other expense, net also included a gain of $8.0 million recognized upon the termination of a lease.

Provision for income taxes
Provision for income taxes totaled $23.9 million for the three months ended March 31, 2024, representing an effective tax rate of 32.7%, compared to a provision for income tax of $11.5 million and an effective tax rate of 23.4% for the three months ended March 31, 2023. The change in effective tax rate in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024. See Note 8 “Provision for Income Taxes” in our condensed combined/consolidated financial statements for more information.
Holding Company Status
We are a holding company with no significant direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, through a separate wholly-owned subsidiary, we provide centralized accounting, payroll, human resources, information technology, legal, risk management and other consulting and centralized services to the other operating subsidiaries through contractual relationships with those subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our operating subsidiaries for professional liability and general liability insurance.
Liquidity & Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations, mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans), and credit facilities maintained with commercial banks. Our liquidity as of March 31, 2024 is impacted by cash generated from strong operational performance that improved through a combination of long-term leases and real estate purchases and increased acquisitions. As of March 31, 2024, we had cash and cash equivalents of $81.2 million, total assets of $3.9 billion, total liabilities of $3.7 billion, and total equity of $133.6 million, compared to cash and cash equivalents of $94.3 million, total assets of $2.8 billion, total liabilities of $2.7 billion, and total equity of $87.7 million as of March 31, 2023.
On April 15, 2024, we completed our IPO of 21,428,572 shares of common stock at a public offering price of $21.00 per share, for total net proceeds of approximately $423.0 million, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 15 – Subsequent Events to our condensed combined/consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We currently maintain our Amended and Restated 2023 Credit Facility, which has a total commitment limit of $600 million, as our single line-of-credit. As of March 31, 2024, the total principal amount outstanding under our Amended and Restated 2023 Credit Facility was $537.0 million. The terms of the Amended and Restated 2023 Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated 2023 Credit Facility as our single line-of-credit and to fund the potential acquisition of additional property and operation acquisitions, as well as for working capital and for general corporate purposes. Cash paid to fund acquisitions was $78.5 million for the three months ended March 31, 2024, compared to $52.1 million, for the three months ended March 31, 2023. We used approximately $371.4 million of the net proceeds from the IPO to repay amounts outstanding under our Amended and Restated 2023 Credit Facility.

We believe our current cash balances, our cash flow from operations, the amounts available for borrowing under our credit facilities and the proceeds from our IPO will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of March 31, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase.

The following table presents selected data from our condensed combined/consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in)
Operating activities	$58,787	$79,290
Investing activities	(118,669)	(57,554)
Financing activities	34,453	14,915
Net (decrease) increase in cash and cash equivalents	(25,429)	36,651
Cash, cash equivalents, and restricted cash at beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash at end of period	$93,275	$134,857
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the three months ended March 31, 2024 of $58.8 million decreased by $20.5 million as compared with the same period in 2023. The decrease to net cash provided by operating activities was primarily driven by changes in working capital including increases in accounts receivable, net and other receivables, and decreases in other liabilities. These impacts were offset by an $11.5 million increase to net income and a $15.4 million increase to noncash reconciling items, as well as increases in the working capital balances of accounts payable, accrued payroll and benefits, and other accrued expenses. Changes in working capital were driven by growth in operating facilities period-over-period and an increase in days sales outstanding of 4.5, from 52.7 for the three months ended March 31, 2023 to 57.3 for the three months ended March 31, 2024. This growth in days sales outstanding is primarily due to the increase of newly acquired facilities during the year which typically have a longer collection period during the facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the three months ended March 31, 2024 of $118.7 million increased by $61.1 million as compared with the same period in 2023. The increase in cash used was attributable to an increase of $26.4 million in cash used to acquire real estate facilities and an increase of $10.8 million in cash used to purchase property and equipment, in excess of cash used for these purposes in the three months ended March 31, 2023. In the three months ended March, 31, 2024 we also purchased investments of $25.0 million through our captive insurance subsidiary using funds held as long-term restricted cash previously held in other assets (see Note 5 “Fair Value Measurement”) and we made an additional $5.1 million investment in partnerships during the period, as opposed to no cash used for these purposes in the same period in 2023.
Financing activities
Financing cash flows consist primarily of payment of lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit and contributions from noncontrolling interest.
Net cash provided by financing activities for the three months ended March 31, 2024 of $34.5 million increased by $19.5 million as compared with the same period in 2023. The increase was primarily driven by a year-over-year increase of $18.9 million in net cash flow on lines of credit. There was also a year-over-year decrease of $(0.4) million in net cash flow on long-term debt. The total long-term debt additions of $39.8 million during the three months ended March 31, 2024 had more favorable terms, as compared to our existing debt, including the additions to the HUD-insured mortgage loans of $34.7 million with interest rates ranging from 2.9% to 3.6% and remaining and remaining terms of 24 to 26 years.

Inflation
We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.
Labor, supply expenses and capital expenditures make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. There can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, there were no material off-balance sheet arrangements and transactions, however, we may enter into such contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Critical Accounting Estimates
Our condensed combined/consolidated financial statements and accompanying notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, cash flows, revenues and expenses, and related disclosure of contingent assets and liabilities.
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated April 12, 2024, including the fiscal year ended December 31, 2023, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2023.
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to our condensed combined/consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
Regulatory Matters
Healthcare
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent operating facilities that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, accreditation, enrollment, quality, adequacy of care, physical plant, life safety, personnel, staffing and operating requirements. In addition, these facilities are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and other healthcare providers and facilities, and workplace protection for healthcare staff.
Governmental and other authorities periodically inspect the SNFs, senior living facilities and outpatient rehabilitation agencies to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices. These statements of deficiency may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or suspension or revocation of a state operating license.
The regulatory environment surrounding the healthcare industry subjects providers to significant scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the United States Department of Health and Human Services (HHS) Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could have an adverse effect on our business, financial condition or results of operations.
Coronavirus
In an effort to decrease the spread of COVID-19, federal, state and local regulators have implemented new regulations and requirements on our subsidiaries.
Testing requirements - On September 23, 2022, CMS issued an interim final rule (IFR) regarding COVID-19 testing of staff, stating that individuals who show symptoms of COVID-19, regardless of vaccination status, should be tested for COVID-19 as soon as possible. Additionally, this IFR called for testing of residents and staff and investigation of an outbreak when there is a single positive COVID-19 case among residents or staff of the long term care (LTC) facility. We have implemented procedures for testing for COVID-19 that are intended to comply with federal and state mandates.
Federal and state COVID-19 vaccination requirements - CMS developed an IFR requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. In addition, OSHA introduced an emergency temporary standard (ETS) requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. Both CMS’s IFR and OSHA’s ETS for vaccination were challenged in court and halted from enforcement in certain states, but the United States Supreme Court allowed CMS to enforce its vaccine mandate nationwide.
In addition to the IFR mandating vaccinations for health facility workers, several states where our facilities are located have issued vaccine mandates that apply to facility staff. These vaccine mandates are largely aligned with CMS’s requirements. For example, California issued an order requiring adult care facilities and direct care workers to be vaccinated as well, and for all affected workers to be fully vaccinated by November 30, 2021. The order was expanded to allow workers who had completed their primary vaccination series and contracted COVID-19 since becoming fully vaccinated to defer the receipt of a vaccine booster dose by up to 90 days after infection with COVID-19; otherwise, booster vaccine doses were required to be completed by March 1, 2022. On October 23, 2022, CMS issued further guidance unifying its recommendations for all facilities under its oversight, including SNFs and LTC facilities, reaffirming CMS’s activities to verify vaccination of all SNF and LTC facility staff, and where necessary, to pursue corrective action for facilities found deficient in this requirement.
Reporting requirements - In accordance with CMS reporting guidance, SNFs are required to report to the CDC National Health Safety Network certain information related to COVID-19 cases on a weekly basis. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. The IFR published on August 23, 2021 requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff and to educate them concerning the benefits, risks and potential side effects associated with the vaccine. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this IFR and reaffirmed its intent to seek corrective action against SNFs and LTC facilities that do not satisfy these requirements.

Medicare and Medicaid Reimbursement and Requirements
For the three months ended March 31, 2024, Medicare and Medicaid represented our largest sources of revenue and accounted for 35.7% and 38.8% of our routine revenue for the three months ended March 31, 2024, respectively. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. The Medicare program and state Medicaid programs and their reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare and state Medicaid programs reimburse us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare and Medicaid. We cannot predict the extent to which such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and legislation will have on us. Historically, adjustments to reimbursement under Medicare and Medicaid programs have had a significant effect on our revenue.
Medicaid - In March of 2020, the FFCRA provided a 6.2% increase to the FMAP during the PHE. In addition to this funding increase, the FFCRA imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The bipartisan omnibus spending plan passed by Congress and signed into law by the President on December 29, 2022, amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. The FMAP increase CMS provides to states was subject to reduction reductions in 2023 as noted below: for the second quarter, April through June 2023, this increase was reduced to 5.0%; in the third quarter, from July through September, the FMAP increase was reduced to 2.5%, and in October through December, the FMAP increase will be reduced to 1.5%. The ultimate amount of funding from each state will vary substantially based on that states’ policies.
CMS’s provision of these increased FMAP funds to states is conditioned upon states reporting to CMS certain Medicaid-related information, including data pertaining to Medicaid renewals, termination of Medicaid coverage, beneficiary customer service information, and other eligibility and renewal information that may be identified in regulations or by the HHS Secretary. States that do not report required data to CMS beginning in July of 2023 will be penalized 0.25% percentage points, up to a total of 1.0%, for each quarter the state does not report data to CMS. The omnibus spending plan also grants CMS authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for increased FMAP payments. These requirements and budgetary pressures can lead state governments to reduce or limit Medicaid spending.
Under the omnibus spending bill adopted in December of 2022, states began disenrolling Medicaid beneficiaries on April 1, 2023. During the PHE, funding was provided for continuous Medicaid enrollment, and the unwinding of the continuous enrollment period reduces CMS’s contribution to state-administered Medicaid programs. CMS guidance permits states up to 14 months to initiate and process traditional Medicaid renewals, including the eligibility and enrollment process.
Medicare Annual Payment Rule and Updates - The Balanced Budget Act of 1997 required the implementation of a per diem prospective payment system (PPS) for SNFs covering all costs related to the provision of services to Medicare Part A beneficiaries. The SNF PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered SNF services (routine, ancillary, and capital-related costs). CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 31, 2023, CMS issued a final rule for Fiscal Year (FY) 2024 that updates Medicare payment rates for skilled nursing facilities under the SNF PPS. For FY 2024, SNF PPS rates under Medicare Part A will increase by 4.0%. This estimate reflects a 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment and less a 0.2% productivity adjustment and less a 2.3% adjustment as a result of the second phase of the recalibrated parity adjustment under the Patient Driven Payment Model (PDPM).
Sequestration of Medicare Rates - The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. Due to subsequent legislative amendments to the statute, the sequestrations will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022.
Patient-Driven Payment Model (PDPM) - The PDPM, a case-mix classification model used in the SNF PPS for classifying SNF patients in a stay covered under Medicare Part A, became effective October 1, 2019. PDPM classifies patients into payment groups based on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of services provided, to determine Medicare reimbursement. PDPM utilizes five case-mix adjusted payment components: physical therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs’ resources that do not vary depending on resident characteristics.
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program - All SNFs that receive reimbursement under the SNF PPS are also subject to the SNF Value Based Purchasing (VBP) Program. The SNFVBP Program awards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries. For the FY2024 Program year, performance in the SNF VBP Program is based on a single measure of all-cause hospital readmissions. Beginning in the FY 2026 program year, the measures will be expanded to include (1) Skilled Nursing Facility Healthcare Associated Infections Requiring Hospitalization (SNF HAI), and (2) Total Nursing Hours per Resident Day Staffing (Total Nurse Staffing), and beginning in the FY 2027 program year, the measures will be further expanded to include Discharge to Community—Post-Acute Care Measure for Skilled Nursing Facilities (DTC PAC SNF).
Skilled Nursing Facility – Quality Reporting Program (SNF QRP) - The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) created data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each SNF submit its quality data and standardized patient assessment data elements in connection with the Quality Reporting Program (QRP). If a SNF does not submit required quality data, the SNF’s payment rates are reduced by 2.0% for each such fiscal year.
Medicare Part B Requirements - Some of our revenue is paid by the Medicare Part B program under a fee schedule. Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services outside of a Medicare Part A covered patient stay. Although certain therapy services were historically subject to a payment cap, the Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. The BBA also establishes coding modifier requirements and retains the targeted medical review process established under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) at a threshold amount of $3,000. The Current Year (CY) 2024 Physician Fee Schedule (PFS) Final Rule reduced the conversion factor (i.e., the number by which CMS determine all current procedural terminology code payments) by 3.4% from the CY 2023 conversion factor. This changed lowered the overall payment rate under the PFS by 1.25% in CY 2024 compared to CY 2023.
Programs of All-Inclusive Care for the Elderly
Programs of All-Inclusive Care for the Elderly (PACE) provides medical and social services to elderly individuals who qualify for nursing home care but, at the time of enrollment, can still live safely in the community. CMS conducts a comprehensive annual review of the PACE organization's operation of the PACE program during a 3-year trial period to assure compliance with all significant requirements. For example, each PACE organization must establish an interdisciplinary team that, among other responsibilities, comprehensively assesses the individual needs of each participant and assigns each participant to an interdisciplinary team. On April 12, 2023, CMS published updates to the PACE program, including to the determination of a contract year and the types of contracted services.
Federal Healthcare Reform
Patient Protection and Affordable Care Act - In recent years, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the U.S. healthcare system, many of which are intended to contain or reduce healthcare costs. For example, the Affordable Care Act (ACA) affects how healthcare services are covered, delivered and reimbursed, and it expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA and, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
In August of 2022, Congress passed and the Biden Administration signed into law the Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA. Among other things, the IRA extended premium subsidies paid by the federal government, which were scheduled to expire at the end of 2022, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for older persons on fixed incomes or with limited savings. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. Other healthcare-related provisions of the IRA include phased-in provisions for Medicare to negotiate the prices of certain prescription drugs, limiting the out-of-pocket cost of prescribed drugs to Medicare Part D recipients to $2,000 per year (in addition to a monthly cap on out-of-pocket prescription drug expenses) and limiting the monthly cost of insulin to $35.
Five-Star Quality Reporting Metrics - CMS created the Five-Star Quality Rating System, which assigns each a nursing home a rating between one and five stars, as a resource to assist consumers with comparing nursing homes. Each nursing home receives an overall rating, as well as separate ratings for health inspections, staffing and quality measures. In part due to the competitive nature of the system, achieving a four- or five-star ranking can be challenging. The results of the Five-Star Quality Rating System are published on CMS’s public website, Care Compare. CMS also displays a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation, which is updated monthly with CMS’s refresh of survey inspection results on that website.
Proposed and Enacted Federal and State Legislation - The U.S. Congress has introduced various bills intended to improve quality of care and oversight in nursing homes. For example, on August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 was introduced in the U.S. Senate and proposed to reduce SNF payments for inaccurate submission of certain data, provide federal funding to carry out SNF data validation and ensure accuracy of cost report information, and mandate staffing requirements for SNFs. Although this bill was not approved by Congress, similar proposed legislation may be introduced in the future.t
In addition to proposed legislation at the federal level, state legislatures have introduced and enacted legislation to address quality of care and oversight in nursing homes. For example, California enacted the Skilled Nursing Facility Ownership and Management Reform Act of 2022, which took effect on July 1, 2023, increases the oversight authority of the California Department of Public Health and changes several provisions regarding SNF licensing. We expect for states to continue to introduce and pass legislation that increases the regulation of SNFs. Quality of Care initiatives - The Biden Administration has published several fact sheets related to the quality of care in nursing homes. On October 21, 2022, the Biden Administration published a fact sheet calling for improvements to the quality of care in nursing homes, and on September 1, 2023, the Biden Administration published another fact sheet regarding initiatives to improve resident safety in nursing homes, such as minimum staffing requirements. Additionally, on September 1, 2023, CMS issued a proposed rule that would create minimum staffing standards for skilled nursing facilities and nursing facilities and requirements for states to report the percent of Medicaid payments spent on compensation to direct care workers and support staff at each nursing facility and each intermediate care facility for individuals with intellectual disabilities. We anticipate there will be continued administrative, regulatory, and legislative efforts at the federal and state level to monitor and regulate LTC facilities.
Medicare and Medicaid Enrollment and Participation Requirements
Healthcare providers, including SNFs and other LTC facilities, must comply with certain requirements in order to participate in the Medicare and Medicaid Programs. Examples include requirements related to resident rights, admission, transfer and discharge, resident assessments, care planning, availability of certain services, administration and governance, emergency preparedness, quality assurance and performance improvement programs, infection control, compliance and ethics programs, physical environment, and training requirements. Compliance with these requirements can be burdensome and costly.
One such requirement of participation in the Medicare and Medicaid programs involves limitations around the use of pre-dispute, binding arbitration agreements by LTC facilities. CMS has issued guidance and direction around arbitration, to include: the facility must not require signing of an arbitration agreement as a condition of admission or a requirement to continue to receive care at the facility, and the agreement must expressly contain language to this effect; the facility must inform the resident or the resident's representative of the right not to sign the agreement; the facility must confirm that the agreement is explained in a manner that can be understood and that the resident or their representative acknowledges their understanding of the agreement; the agreement must provide for the right to rescind the agreement within 30 calendar days of signing; and the agreement may not contain language that prohibits or discourages communications with federal, state, or local officials, including federal and state surveyors, other federal or state health department employees, and representatives of the Office of the State Long-Term Care Ombudsperson. Congress has routinely introduced, but not passed, legislation addressing the issue of arbitration agreements used by LTC facilities. While legislative action is possible in the future, federal regulations and state/federal laws remain our primary source of authority over the use of pre-dispute binding arbitration agreements.
The requirements of participation serve as the basis for survey activities for the purpose of determining whether a facility meets the requirements for participation in Medicare and Medicaid. CMS has updated its guidance for surveyors and state agencies in order to, among other things, enhance responses to resident complaints and reported incidents. The guidance focuses on the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payroll to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals, including psychotropics and drugs that act like psychotropics; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations to improve consistency in the application of standards among various states. In 2022, CMS published the survey resources CMS and state surveyors would be using to evaluate LTC facilities' compliance with vaccination and reporting requirements. These updates provided more information for state surveyors to utilize when evaluating LTC facilities’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance. CMS has also made significant software enhancement, including those used to measure and evaluate LTC facility compliance with the Medicare Requirements of Participation.
Licensure and Certification
Our facilities and healthcare professionals are subject to various federal, state, and local licensure and certification requirements in connection with our provision of healthcare services. Certain states in which we operate have certificate of need or similar programs regulating the establishment or expansion of healthcare facilities. The initial and continued licensure of our facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, minimum staffing requirements, staff training, personnel, and the existence of adequate policies, procedures, and controls. In addition to facility licensure requirements, states also impose licensing requirements on the healthcare professionals who provide services at our facilities. States may impose restrictions on, or revoke, licenses of healthcare providers for, among other things, improper clinical conduct and delegation of such services, patient mistreatment, ethical violations and substance abuse, or aiding and abetting the unlicensed practice of medicine.
Federal, state, and local agencies survey our facilities on a regular basis to determine whether the facilities are in compliance with regulatory operating and health standards and conditions for participating in government healthcare programs. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our facilities, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on SNFs such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent operating subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider, or lose its license permitting operation in the State.
In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the special focus facility (SFF) initiative. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over a defined period of time. On October 21, 2022, CMS issued a Memorandum identifying the changes it intends to make in connection with the oversight of those facilities that fall under the SFF Program. These proposed measures included increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs.
CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards and to identify multi-facility providers with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently.
Civil and Criminal Fraud and Abuse Laws and Enforcement
The U.S. healthcare industry is heavily regulated by federal, state and local governments. We are subject to federal and state laws that regulate our relationships with physicians and other healthcare providers, the manner in which our facilities provide and bill for services and collect reimbursement from governmental programs and private payors, our marketing activities, and other aspects of our operations.
The federal Anti-Kickback statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of the safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.
Additionally, the Stark Law prohibits a physician from referring a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. Designated health services include inpatient and outpatient hospital services, physical therapy, occupational therapy, speech language pathology services, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, and enteral and parenteral feeding and supplies and home health services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor.
The federal False Claims Act (FCA) prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The FCA further provides that a lawsuit thereunder may be initiated in the name of the government by an individual referred to as a “whistleblower.” Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.
Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider.
Many states have also adopted or may adopt similar anti-kickback, self-referral, false claim, and fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, and to funds paid out of pocket by a patient.
Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.
In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs, as well commercial payors. These inquiries may originate from the United States Department of Health and Human Services (HHS) Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies and commercial payors. In response to the inquiries, investigations and audits, federal and state agencies and other payors may impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, civil monetary penalties, payment bans and terminations from the Medicare and Medicaid programs, which may be temporary or permanent in nature.
In recent years, there has been increased regulatory scrutiny into post-hospital SNF care. For example, in November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
On numerous occasions, CMS has indicated its intent to vigilantly monitor overall payments to SNFs, paying particular attention to facilities that have high reimbursements for ultra-high therapy, therapy resource utilization groups with higher activities of daily living scores and long average lengths of stay. The OIG recognizes that there is a strong financial incentive for facilities to bill for higher levels of therapies, even when not needed by patients. We cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. We expect for regulators to continue to focus on post-hospital SNF care, which may result in additional oversight or stricter compliance standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of March 31, 2024, we had $537.0 million of variable rate debt, none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
Our mortgages generally contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date. Where prepayment is permitted, we are generally allowed to make prepayments only at a premium which is often designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
Our cash and cash equivalents as of March 31, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of March 31, 2024, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $216.3 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of March 31, 2024 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-—Other Information
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations that arise in the ordinary course of our business. Although the results of these legal proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider each of the following risk factors and all other information set forth in this report and our other filings with the SEC. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events or circumstances, they could have a material adverse effect on our business, financial condition and results of operations. You should carefully read the following risk factors, together with our financial statements and the related notes and all other information included in this report and out other filings with the SEC. This report contains forward-looking statements that contain risks and uncertainties.
Risks Related to Our Business and Industry
We depend upon reimbursement from third‑party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our facilities as well as changes in payor mix and payment methodologies and new cost containment initiatives by third-party payors.
Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients or skilled patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our revenue. Because high acuity patients require more skilled nursing services and a higher level of care, we generally receive higher reimbursement rates for providing care to them. Lower acuity patients, who are typically Medicaid beneficiaries, typically require fewer skilled nursing services and thus we are typically paid lower rates by Medicaid for caring for them, sometimes at rates that do not cover our costs of providing care to the patient. Reimbursement rates provided for caring for skilled patients are more likely to meet or exceed the costs of providing care to those patients, thus allowing the facility to be fiscally sustainable. Given the generally predetermined nature of the reimbursement rates that we are paid for caring for patients, depending on their acuity level, if our labor or other operating costs increase disproportionately compared to the reimbursement rates we are paid for providing services, particularly with Medicaid patients, we will generally be unable to recover the increased costs from payors unless and until reimbursement rates are adjusted, and even then they may not be adjusted in full, in a timely manner, and are typically only adjusted on a prospective basis. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, it could have a material adverse effect on our business, financial condition, and results of operations.
Initiatives undertaken by major insurers and managed care companies, including companies who run plans commonly referred to as Managed-Medicare and Managed-Medicaid, to reduce their costs and the amounts they pay providers may adversely affect our business. These tactics include contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services and we did not wish to accept such reductions, we may lose patients if we choose not to renew our contracts with these insurers at their lower offered rates. Additionally, some payors have used the federal “No Surprises Act” or similar state legislation as a means to initiate re‑negotiation of reimbursement rates for providers and facilities, leading to litigation between these providers and/or facilities against payors and it may adversely affect us as well. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates.
We may not be fully reimbursed for all services for which each facility bills through consolidated billing or bundled payments, which could have an adverse effect on our revenue, financial condition and results of operations.
In connection with the per diem prospective payments paid to SNFs, SNFs are required to perform consolidated billing for certain items and services furnished to patients and residents. Consolidated billing generally requires the SNF to bill a single daily amount for the entire package of care that its patients receive during a SNF stay covered by Medicare Part A or Medicare Advantage plans. Given the generally predetermined nature of the reimbursement rates that SNFs are paid for caring for patients, if our operating costs increase disproportionately compared to the reimbursement rates we are paid for providing services under consolidated billing, there could be a material adverse effect on our business, financial condition, and results of operations.
In addition, CMS has implemented certain payment initiatives that bundle acute care and post-acute care reimbursement. Post‑hospitalization skilled nursing services must be “bundled” into the hospital’s diagnostic related group payment in certain limited circumstances, in which case the hospital and SNF must effectively divide the payment that otherwise would have been made to the hospital and no additional funds are paid by Medicare for the skilled nursing care of the patient. Although this practice applies to only a limited number of DRGs and is uncommon at our SNFs currently, it could adversely affect SNF utilization and payments, whether due to the practical difficulty of this apportionment or hospitals being reluctant to lose revenue by discharging patients to a SNF. If more payments are required to be bundled in the future, or if there is any significant increase in patients for whom we receive bundled payments, our SNFs may not receive full reimbursement for all the services they provide, which could have a further adverse effect on SNF utilization and our revenue, financial condition and results of operations.
Increased competition for, or a shortage of, nurses, nurse assistants and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.
Our success depends upon our ability to retain and attract nurses and other skilled personnel, such as registered nurses, licensed vocational nurses, licensed practical nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled management personnel responsible for day‑to‑day facility operation. Each facility has a facility administrator who is ultimately responsible for the overall day‑to‑day operations of the facility, including quality of care, social services and financial performance. Each facility administrator leads a team of facility staff who are directly responsible for day‑to‑day care of the facility residents, as well as other operational functions of the facility including marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel. We also compete with businesses outside of healthcare in our efforts to attract and retain talented employees.
Our subsidiaries operate SNFs in Arizona, California, Colorado, Kentucky, Missouri, Nevada, Ohio, South Carolina and Texas. Some states have established minimum staffing requirements for facilities operating in that state, and other states may do the same in the future, or existing requirements may become more stringent. The federal government recently adopted minimum staffing requirements as well. Failure to comply with these requirements due to competition for, a shortage of or an inability to hire required personnel can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. If a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk, with penalties including the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non‑renewal of the SNF’s license, and may also disqualify the facility from participation in state programs that reward facilities for meeting applicable quality criteria.
If federal or state governments were to materially change the way compliance with applicable staffing standards is calculated or enforced, our labor or other operating costs could increase and the current shortage of healthcare workers could impact us more significantly. The local labor markets where we compete are sometimes in a state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers, which can make it challenging to hire sufficient quantities of staff locally and may require us to use third-party staffing companies to provide healthcare workers at an even higher cost. There is additional upward pressure on wages in many of our markets from different industries and more generally due to the current rate of inflation. Some of these industries compete with us for labor, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing fixed and variable costs. Due to the generally limited supply of qualified applicants who seek or are willing to accept employment in certain of our markets, these broader trends may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels, or limit our ability to admit all residents who would like to receive care at our facilities.
Existing or future federal, state or local laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. For instance, the Center for Medicare and Medicaid Services (CMS) has adopted regulations that will impose minimum staffing mandates on nursing facilities nationwide. If those regulations are implemented in the adopted form, or even with less prescriptive requirements, many skilled nursing facilities nationwide may experience significantly increased staffing costs, even if sufficient numbers of applicants are available to meet the staffing mandate. Due to labor shortages and other opportunities available to qualified workers, there can also be no assurance that sufficient numbers of applicants will be available to fulfill any staffing requirements that may be imposed, whether at pay rates that companies can afford or otherwise. Furthermore, CMS and some states have published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.
Increased competition for, or a shortage of, nurses or other qualified personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages, potentially beyond what we can afford in light of applicable reimbursement rates and other cost pressures, to compete effectively for such personnel. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from market to market and facility to facility, and may adversely affect the applicable facilities’ quality and other ratings based on data reported to CMS. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.
State efforts to regulate or deregulate the healthcare services industry or the construction expansion, or acquisition of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
Some states require healthcare providers, including SNFs, to obtain prior approval, commonly known as a certificate of need, for: (1) the purchase, construction or expansion of healthcare facilities; (2) capital expenditures exceeding a prescribed amount; or (3) changes in services or bed capacity.
Other states that do not require certificates of need have effectively limited the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds those states will certify in certain areas or throughout the entire state. Still other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost‑prohibitive, excessively time‑consuming or otherwise unfeasible. In addition, some states require the approval of the state Attorney General for acquisition of a facility being operated by a non‑profit organization.
Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, certificate of need approval, Medicaid certification, state Attorney General approval or other necessary approvals for future expansion projects or acquisitions. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets. If overbuilding in the skilled nursing industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.

We face numerous risks related to expiration of the COVID‑19 public health emergency (PHE) expiration and surrounding wind‑down and uncertainty, which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
The extent to which the expiration and wind down of the COVID‑19 PHE will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. There remains uncertainty as to what changes will be made to the United States Department of Health and Human Services’ (HHS’s) emergency response requirements or other laws and regulations for our SNFs in order to better respond to the issues experienced during the COVID‑19 PHE or that continue to exist due to COVID-19 or other infectious diseases. Additionally, the expiration of the Emergency Waivers and other flexibilities allowed under the COVID‑19 PHE, which ended as of May 11, 2023, have required, and may continue to require, operational changes, sometimes on short notices, and these reinstatements have not occurred simultaneously, requiring heightened monitoring to ensure compliance. These reinstatements of waived state and federal regulations create the risk of non‑compliance and delays in operation as more attention is required to ensure that our operations comply with applicable laws and regulations.
To the extent COVID‑19 or other infectious diseases are endemic in nature, we and our independent operating subsidiaries may face continued challenges from ongoing infection control and emergency preparedness requirements made part of state laws or regulations. Additionally, the long‑term effects of the COVID‑19 pandemic may include long‑term decline in demand for care in SNFs, which will be borne out only through time.
The majority of our patients are older individuals and/or individuals with complex medical challenges or multiple ongoing diseases, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable individuals. Our employees could have difficulty attending to our patients if a program of social distancing or quarantine is instituted in response to a public health emergency. Healthcare providers may have heightened exposure to contagious diseases or may be impacted due to prioritization of hospital resources toward any resurgence of the COVID-19 pandemic or any future pandemic and restrictions on travel. Furthermore, as a result of supply chain, labor market and other disruptions driven by the COVID-19 pandemic and the post-COVID environment, COVID-19 or any future pandemic may further negatively affect our operations or the operations of our landlords, lenders, vendors, suppliers and other business partners that we rely upon to carry out our operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may expand existing internal policies in a manner that may have a similar effect. If there is a resurgence of COVID-19, or any variants thereof, or any other pandemic contagious diseases were to occur, we could suffer significant losses to our patient population or a reduction in the availability of our employees and caregivers, and we could be required to hire replacements for affected workers at an inflated cost. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations. Further, litigation and/or investigations regarding COVID-19 or similar widespread public health emergencies could materially and adversely affect our business, financial condition, results of operations, compliance with financial covenants and liquidity. Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, whether occurring in the United States or abroad, could restrict or disrupt our operations. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition and results of operations.
If we fail to attract patients and residents and to compete effectively with other healthcare providers, our revenue and profitability may decline and we may incur losses.
We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate residents and patients to our facilities. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient care and our efforts to establish and build a relationship with our referral sources. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our occupancy rate and the quality of our patient mix could suffer. The establishment of joint ventures or networks between referral sources, such as acute-care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our occupancy rate and the quality of our patient mix could suffer.
The healthcare services industry is highly competitive. Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities and long-term acute care hospitals. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our facilities and agencies, particularly high-acuity patients, then our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing long-term care companies may also offer newer facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, to potential patients and to referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected.
We believe we utilize a conservative approach in complying with laws prohibiting kickbacks and referral payments to referral sources. If our competitors use more aggressive methods than we do with respect to obtaining patient referrals, our competitors may from time to time obtain patient referrals that are not otherwise available to us.
The primary competitive factors for our assisted and senior living services are similar to those for our skilled nursing businesses and include reputation, the cost of services, the quality of services, responsiveness to patient/resident needs and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. Furthermore, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the markets we service will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain patients and residents, maintain or increase our fees, or expand our business.
We review and audit the care delivery, recordkeeping and billing processes of our operating subsidiaries. These reviews from time to time detect instances of noncompliance that we attempt to correct, which in some instances requires reduced or repayment of billed amounts or other costs.
We have internal compliance professionals and invest in other resources to help us comply with various requirements of federal and private healthcare programs. Our compliance program includes, among other things, (1) policies and procedures that take into account applicable laws, regulations, sub‑regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our operating subsidiaries; (2) training about our compliance process for employees throughout our organization, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).
While we have not experienced any material compliance issues to date, from time to time, our systems and internal controls highlight potential compliance issues, which we investigate as they arise. We similarly investigate concerns that are reported to us by employees or other persons. When errors or compliance failures are identified, we seek to rectify them as appropriate. Depending on the circumstances, in order to rectify a failure, we may be required to take certain actions, including but not limited to self-reporting them to applicable federal and state regulators, government agencies or other third parties, disgorging or paying money to the government or other third parties, and implementing changes to systems, personnel or other resources in order to mitigate the risk of recurrence, all of which could result in significant costs. Such issues, and any failure to properly remediate such issues or to timely identify and refund overpayments, for instance, could result in potential federal False Claims Act (FCA) liability and could have a material adverse effect on our business, financial condition and results of operations. Other significant compliance failures could have similar negative impacts.

We are subject to litigation, which is commonplace in our industry, which could result in significant legal costs and large settlement amounts or damage awards.
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide, and malpractice and other lawsuits against providers in our industry are endemic. The industry has experienced an increased trend in the number and severity of litigation claims, particularly patient-related litigation, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories that they allege led to patient harm, including for state healthcare survey deficiencies received, allegations of insufficient staffing, allegations of insufficient training, allegations that companies put financial considerations over patient needs, and other claims. Plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. Increased caps on damages that may be awarded in such actions has and may continue to lead to a larger frequency and severity of these lawsuits against our independent operating subsidiaries, particularly those who operate in California and other states that adopt similar legislation. We, and others in the industry, have been, and continue to be, subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, patient abuse or neglect, elder abuse, wrongful death or other related claims. For instance, in early 2023, we were subject to approximately $36 million in damages and fees awarded in a California jury verdict in a patient-care case that we inherited as part of an acquisition in 2021. While we attempt to manage our patient care risks to the extent reasonably possible, there can be no assurance that we will not be subject to similar or larger verdicts in the future, particularly in light of the fact that large tort verdicts have become somewhat common throughout the United States, particularly in comparatively litigious states such as California and Kentucky. We may in the future do business in similarly or more litigious states as well. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome, particularly as we and other providers have had to take on higher insurance deductibles and premiums. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums, increases in deductibles, a decline in available insurance coverage levels, or other negative impacts on the availability and cost of insurance, which could materially and adversely affect our business, financial condition and results of operations. In addition to carrying third-party liability insurance, starting in January 2022, we formed a wholly-owned captive insurance subsidiary, Welsch Insurance Ltd. (Welsch), that provides professional liability and general liability insurance to various consolidated operating subsidiaries. See the risk factor titled “Our self-insurance programs may expose us to significant and unexpected costs and losses.”
Furthermore, class action claims related to patient care, employment practices or other matters could be brought alleging legal violations that may materially affect our business, financial condition and results of operations. These types of claims have been filed against us and other companies in our industry in the past, and are likely to continue. For example, in recent years there has been a general increase in the number of suits filed against us and other companies in California, across industries, that purport to be wage and hour class action claims. They are typically based on alleged failures to permit or properly compensate for meal and rest periods, failure to pay for all time worked, and other alleged failures of California’s extensive wage and hour laws and regulations. While we have not had a similar experience in other states, circumstances could change in those states, or we could in the future operate in other states with litigation risks similar to California. If there were a significant increase in the number of these claims against us or an increase in amounts owing should plaintiffs be successful in their claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows.
In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.
If litigation is instituted against one or more of our subsidiaries, a successful plaintiff might attempt to hold us or one or more of our other subsidiaries liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. If a court in such litigation decided to disregard the corporate form and find that we or other entities are vicariously liable, the resulting judgment could increase our liability and adversely affect our financial condition and results of operations.
Our independently operating subsidiaries offer arbitration agreements to residents on admission, and require employees to enter into arbitration agreements as a condition of employment. While arbitration agreements have generally been favored by the courts, have been validated by the United States Supreme Court, and are believed to streamline the dispute resolution process and reduce the parties’ exposure to excessive legal fees and jury awards, courts in some states, as well as regulators in some states and on the federal level, have showed increasing opposition to the use and enforcement of arbitration agreements, particularly in consumer and employment contexts. Current CMS regulations prohibit nursing facility providers from requiring patients to enter into arbitration agreements as a condition of admission, and there have been prior legislative efforts on both state and federal levels to codify similar prohibitions. Furthermore, prior CMS proposals sought to prohibit any use of arbitration agreements between nursing homes and their patients. In light of its continuing negative view on arbitration, CMS has identified arbitration agreements as an area of focus and has issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non‑compliance potentially resulting in fines and other sanctions. If we are not able to secure voluntary pre‑admission arbitration agreements from our patients, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected. We would be subject to similar risks if we are at some point prohibited from requiring employees to enter into arbitration agreements.
If we are unable to provide consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is fundamental to our business. Many of our patients have complex medical conditions or special needs, are vulnerable, and often require a substantial level of care and supervision. Our patients have in the past and could in the future be harmed by one or more of our employees or staff members, either intentionally, by accident, or through negligence, neglect, error, poor performance, mistreatment, assault, abuse, failure to provide proper care, failure to properly document or monitor or report information, failure to address risks to patients’ health or safety, failure to maintain appropriate staffing, failure to implement appropriate interventions or other actions or inaction. Employees and staff members have engaged in conduct (including failing to take action) that has impacted, and may in the future engage in conduct that impacts, our patients or their health, safety, welfare, or clinical treatment.
If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care (including as a result of a staffing shortages or the actions or inactions of our employees or staff members), governmental or regulatory authorities may take action against us or our employees or staff members, including an admissions ban, admissions hold, reduction in census, loss of accreditation, license revocation, administrative or other order, other adverse regulatory action, a settlement or other agreement requiring corrective actions or requiring us or a specific facility to demonstrate substantial compliance with licensure or other requirements, and the imposition of certain requirements. If such an action or a closure of a facility were to occur and result in the improper termination of patient care, we or our employees or staff members may be exposed to governmental or regulatory inquiries, investigations, liability, and litigation, including claims of patient abandonment. Certain of our independently operating subsidiaries have been, and may continue to be, subject to findings of quality of care deficiencies or practices, incidents of patient abuse or neglect, and claims regarding services rendered that do not meet the standard of care, which have resulted, and in the future may result, in civil or criminal penalties, fines and other actions.
Any such patient incident, adverse regulatory action, self-disclosure, self-report, claim or other event, action or inaction has in the past, and could in the future, result in governmental investigations, judgments, or fines and have a material adverse effect on our business, financial condition, and results of operations. While such enforcement actions are typically taken against individuals, we cannot predict how law enforcement or governmental or regulatory authorities will enforce the laws or whether governmental or regulatory authorities will assert that we or any of our employees or staff members are responsible for such actions, or should have known about such actions. In addition, we have been and could become the subject of negative publicity or unfavorable media attention or governmental or regulatory scrutiny, regardless of whether the allegations are substantiated, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation, our relationships with referral sources and payors, whether patients and their family members choose us, and whether our referral sources choose other providers.
We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business relies on information technology. Our ability to effectively manage our business depends significantly information systems, including those operated by certain of our third-party partners. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our third-party partners’ information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could negatively impact our financial results. If we experience any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the United States with our employees and with third parties, such as patients. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in reputational, competitive, and business harm. Furthermore, remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We refer to a number of operational metrics herein, including, but not limited to, skilled mix, average daily rates, occupancy percentage, and other metrics. We use these metrics to monitor and evaluate our business as well as the various facilities that we own and operate, and these metrics have an influence on our strategy, operational decision-making, budgeting, and planning. We calculate these metrics using internal systems and tools that are not independently verified by any third-party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non‑strategic operating subsidiaries, which would decrease our revenue.
To date, our revenue growth has been significantly impacted by our acquisition of new facilities and properties. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek both single‑and multi‑facility acquisition and property acquisition opportunities that are consistent with our strategic objectives.
We face competition for the acquisition of facilities and properties and expect this competition to continue and potentially increase. Based upon factors such as our ability to identify suitable acquisition candidates, future regulations affecting our ability to acquire new facility operations and related real estate, the purchase or lease price of the facilities, increasing interest rates for debt‑financed purchases, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue and profitability.
We have also previously acquired facilities, which over time became non‑strategic or less desirable, and have divested them. In the future we may consider divesting similar facilities that we determine at that time to be non-strategic or less desirable. Divesting facilities will typically negatively impact our revenue, may divert management and other resources from acquisitions or other efforts, and may have other adverse effects on our business, financial condition and results of operation.
We may not be able to successfully integrate acquired facilities and properties into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.
We may not be able to successfully or efficiently integrate new acquisitions with our existing operating subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management’s attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Integrating larger portfolios of acquired facilities concurrently may present similar but more acute challenges than integrating fewer facilities. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly operating subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the operating subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
During the three months ended March 31, 2024, and during the years ended 2023 and 2022, we added 10, 58, and nine stand-alone skilled nursing, assisted living, and subacute facilities, respectively. This growth, as well as growth in the current year and future years, has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility‑level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services at the facilities, and if we are unable to improve them quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, which could have an adverse effect on our business, financial condition and results of operation.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had issues, including but not limited to, clinical, regulatory and litigation, prior to and at the time of acquisition. Even where we have improved patient care and operations at facilities that we have acquired, we still may face post‑acquisition regulatory issues related to pre‑acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post‑acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non‑compliant facilities into substantial compliance with applicable healthcare regulations. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for operational and financial improvement, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.
In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we generally assume the facility’s existing Medicare provider number for purposes of billing Medicare for services. If CMS later determines that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fines in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. We may be unable to improve every facility that we acquire.
We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre‑acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility and other obligations for the facility. To the extent that we may be unable or delayed in obtaining a license, we may need to operate the facility under a management agreement from the prior operator. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

We may have difficulty completing joint ventures that increase our capacity consistent with our growth strategy.
We may selectively pursue strategic acquisitions of, and we frequently pursue joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient joint venture, acquisition or other development targets and to complete those transactions to meet goals. These joint ventures may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit health systems. We do not manage any of the joint ventures in which we invest, and operational and strategic decision making power is held by entities that we do not control. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans, which could have a material adverse effect on our results of operations, or require us to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, it could have a material adverse effect on our business, financial condition and results of operations.
If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar rating activities, our business may be negatively affected.
CMS provides comparative public data, rating every SNF operating in each state based upon quality‑of‑care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is commonly known as the Five‑Star Quality Rating System. It gives each nursing home a rating of between one and five stars in various categories, with five‑star ratings harder to obtain over time. The ratings are available on a publicly available website maintained by CMS currently called Care Compare. In cases of acquisitions, the previous operator’s clinical ratings are included in our overall Five‑Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Some of the ratings include a multi-year lookback period, which causes the prior operator’s data to be factored into our ratings for some period of time. Based on CMS’s guidance and regulations, we expect more data to be collected by CMS and reported on their website in the future.
CMS continues to increase quality measure thresholds, making it more difficult to achieve upward and five‑star ratings. For instance, CMS increased its quality measure thresholds in October of 2022, making it more difficult for facilities to obtain or maintain four‑ and five‑star ratings, allowing only 10% of nursing facilities within a state to receive a five‑star rating. CMS discloses the increasing standards for four‑ and five‑star ratings in its star rating cut point table, which discloses the points needed for each star rating within every state. CMS has indicated that it will increase these quality measure thresholds every six months. Some facilities may see a decline in their overall five‑star rating absent any new inspection information, and as a result the five‑star ratings of affected facilities may decline even as their quality measures remain unchanged or improve. Additionally, CMS displays on the Care Compare website a consumer alert icon for nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. If our facilities fail to have attractive or otherwise acceptable ratings on the Care Compare website it could negatively impact their operations, including their ability to attract or retain patients and an increase in expenses to improve such ratings.
Providing quality patient care is the cornerstone of our business. We believe that patients and their families choose our facilities, and hospitals, physicians and other referral sources refer patients to us, in large part because of our facilities’ reputation for delivering quality care. If our facilities fail to achieve their rating goals or otherwise maintain positive reputations in their local communities, due to nursing and administrative staffing and turnover or otherwise, or if they receive a consumer alert icon for incidents of abuse, neglect, or exploitation or other negative ratings on Care Compare, it may affect our ability to attract patients, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.
It may become more difficult and costly for us to obtain coverage for resident care liabilities and other risks, including property, automobile and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:
•we experience higher‑than‑expected professional liability, property and casualty, or other types of claims or losses;

•we receive survey deficiencies or citations of higher‑than‑normal scope or severity or experience higher-than-expected number of deficiencies or citations;
•we acquire especially troubled operations or facilities that present unattractive risks to current or prospective insurers;
•insurers tighten underwriting standards applicable to us or our industry; or
•insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.
If any of these potential circumstances were to occur, our insurance carriers may require us to significantly increase our self‑insured retention or deductible levels or pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages.
In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day‑to‑day operation of our business.
With few exceptions, workers compensation and employee health insurance costs have also increased markedly in recent years. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, and directors’ and officers’, employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would have an adverse effect on our financial condition and results of operations.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
We are self-insured up to certain limits for workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase which may have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our facilities located in California account for a significant majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 64% of our skilled nursing beds are located in California as of March 31, 2024, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations.
In addition, our facilities in Kentucky, South Carolina, Missouri, Ohio and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of qualified employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, contagious disease outbreaks, including COVID-19, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our facilities, adversely affect our business, reputation and financial condition, or otherwise cause our business to suffer in ways that we currently cannot predict.
The actions of national labor unions may adversely affect our revenue and our profitability.
Some of our facilities are parties to collective bargaining agreements with labor unions, and we anticipate that additional facilities will enter into collective bargaining agreements in the future. Forthcoming proposed rules from CMS, which, based on the Biden Administration’s executive orders, as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care‑based careers, may increase the likelihood of employee unionization due to increased emphasis on care‑based careers in SNF facilities. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non‑unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could have an adverse effect on our business, financial condition and results of operations.
As of March 31, 2024, we leased 183 of our facilities. Most of our leases are triple‑net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Some of our leases cover more than one facility, including some leases that cover 25 or more facilities on a single master lease. We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
Each lease provides that the landlord may terminate the lease for a variety of reasons, including the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of a lease could result in a default under our debt agreements and could have an adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to comply with all of our obligations under the leases in the future. Furthermore, there may be disputes with landlords regarding the obligations under such lease, or the ability of the landlord to terminate the lease, which could disrupt our business operations and increase expenses.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long‑term debt, mortgages and long‑term operating leases could result in defaults under those agreements and cross‑defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.
We may not generate sufficient cash flow from operations to cover interest, principal and lease payments. Additionally, under the terms of our amended and restated credit agreement with Truist Bank and a syndicate of lenders (Amended and Restated 2023 Credit Facility), we are subject to certain affirmative and negative covenants customary for credit facilities of this type as well as two financial covenants, a total leverage financial covenant and a fixed charge coverage ratio financial covenant. These restrictions may interfere with our ability to obtain additional advances under our Amended and Restated 2023 Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources.”
From time to time, the financial performance of one or more of our mortgaged facilities may not comply with the required operating covenants under the terms of the mortgage. Any non‑payment, noncompliance or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us or a loss of property. Furthermore, in many cases, indebtedness is secured by both a mortgage on one or more facilities, and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. If any of these scenarios were to occur, our financial condition would be adversely affected. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which would negatively impact our earnings and cash position. Further, because our mortgages and operating leases generally contain cross‑default and cross‑collateralization provisions, a default by us related to one facility could affect a significant number of other facilities and their corresponding financing arrangements and operating leases.
Because our Amended and Restated 2023 Credit Facility, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
Our founders have personal guarantees under certain of our leases, which subjects them to increased risk of default.
Our founders have provided personal guarantees under certain of our leases using their personal property. Under the personal guarantees provided by our founders, our founders have agreed to satisfy our obligations under the leases in the event that we are unable to perform our obligations thereunder. In the event that the guarantee is enforced against either or both of our founders, they could be obliged to use their personal property to fulfill their obligations under the leases. If our founders are subject to personal bankruptcy or refute the guarantees, we may be subject to an increased risk of default under our leases. Our founders owe a fiduciary duty of loyalty to us. However, there is potential for conflicts of interest between each of their personal interests and ours whether their respective guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.
We may need additional capital to fund our operating subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
Our ability to maintain and enhance our operating subsidiaries and facilities in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our facilities and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment, and to otherwise make our facilities more attractive in their local markets. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable, including being subject to interest rates that are higher than those incurred in the past. In addition, some of our outstanding indebtedness and long‑term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment or other factors, could materially and adversely affect our business operations.
Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and uncertainty remains over liquidity concerns in the broader financial services industry. We may maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions, widespread demands for customer withdrawals or other liquidity needs of financial institutions may exceed the capacity of such program, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations, including, but not limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require us to maintain letters of credit or other credit support arrangements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.
The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S.‑backed investments.
Our cash and cash equivalents are held in a mixture of bank accounts, overnight investments, and other interest-bearing accounts. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in interest rates and inflation in 2023 as compared to 2022 and prior years, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government’s ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which could have a material adverse effect on our business financial condition, results of operations and cash flows.
We may need additional capital if a substantial acquisition or other growth opportunity becomes available, or if other unexpected challenges or opportunities arise. U.S. capital markets can be volatile. We cannot assure you that additional capital will be available or available on terms acceptable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
Delays in reimbursement may cause liquidity problems.
If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. In addition, third-party payors may not make timely payment to us. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Delays also happen from time to time with managed care organizations and other insurance companies who are payors for our patients.
Some states in which we operate are operating with budget deficits or could have budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit or appeal claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs or commercial payors due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.
The continued use and growth of managed care organizations (MCOs) may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
In many states, including some of the largest where we operate, including California, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract.
MCOs and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third-party payors, including managed care payors, increasingly are demanding discounted fee structures.
Nationally, MCOs cover increasingly large numbers of Medicaid and Medicare Advantage beneficiaries. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent operating subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider, demand discounted fee structures, limit the patients eligible for our services, or seek our assumption of all or a portion of the financial risk through a prepaid capitation arrangement, it could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Compliance with the regulations of the Department of Housing and Urban Development (HUD) may require us to make unanticipated expenditures which could increase our costs.
Certain of our facilities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time‑consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD‑insured facilities.
If we fail to safeguard the monies held in our patient trust funds, we will be required to reimburse those monies, and we may be subject to citations, fines and penalties.
Each of our facilities is required by federal law to maintain a patient trust fund to safeguard certain assets of their residents and patients. If any money held in a patient trust fund is misappropriated, we are required to reimburse the patient trust fund for the misappropriated money. If any monies held in our patient trust funds are misappropriated in the future and are unrecoverable, we will be required to reimburse those monies, and we may also be subject to citations, fines and penalties pursuant to federal and state laws.
Security breaches, cyber‑security incidents, or our inability to effectively integrate, manage and keep our information systems secure and operational could violate security laws, disrupt our operations, and subject us to significant liability.
Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third‑party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third‑party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third‑party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception.
On occasion, we have acquired additional information systems through our business acquisitions, and these acquired systems may expose us to risk. We also license certain third‑party software to support our operations and information systems. Our inability, or the inability of third‑party vendors, to continue to maintain and upgrade information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.
A cyber‑attack or other incident that bypasses the security measures of our information systems could cause a security breach, which may lead to a material disruption to our information systems infrastructure or business, significant costs to remediate (e.g., data recovery) and may involve a significant loss of business or patient health information. If a cyber‑attack or other unauthorized attempt to access our systems or facilities were successful, it could also result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, could cause operational or business delays that may materially impact our ability to provide various healthcare services and otherwise conduct our business operations, and could require us to expend significant costs to remediate the breach and retrieve our data or access to our systems. Any successful cyber‑attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to, disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the Office of the Inspector General (OIG) or state attorneys general), fines, private litigation with those affected by the data breach (including class action litigation), loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, our ability to successfully compete and utilize our technology may be adversely affected.
Our business depends, in part, on internally developed technology and content, including software and know-how, the protection of which is important to the success of our business and strategy. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to establish or protect our intellectual property and other rights, our competitive position and our business could be harmed, as third parties may be able to develop technologies that are substantially the same as ours or challenge our ability to use our existing technologies.
Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Our failure to obtain, maintain and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
We are a holding company with no operations and rely upon our multiple independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.
We are a holding company with no direct operating assets, employees or revenue. Each of our facilities is operated through a separate, wholly owned, independent subsidiary, which has its own local management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries. If the cash distributions we receive from our subsidiaries are insufficient for us to fund our financial obligations, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets to fund. However, there is no assurance that we would be able to raise cash by these means. If the ability of any of our subsidiaries to pay dividends or make distributions or payments to us is materially restricted by regulatory or legal requirements, bankruptcy or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could adversely affect our ability to meet our financial obligations and to pay dividends or make distributions to our stockholders.
Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.
Risks Related to Government Regulation

We rely on payments from third-party payors, including Medicare, Medicaid and other governmental healthcare programs and private insurance organizations. If coverage or reimbursement for services are changed, reduced or eliminated, including through cost-containment efforts, spending requirements are changed, data reporting, measurement and evaluation standards are enhanced and changed, our operations, revenue and profitability could be materially and adversely affected.
We derive substantial revenue from government healthcare programs, primarily Medicare and state Medicaid programs. Medicare is our largest source of total revenue, accounting for 35.7% and 48.1% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Additionally, we derived 38.8% and 30.3% of our total revenue from the Medicaid program for the three months ended March 31, 2024 and 2023, respectively. Many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare, Medicaid and other third-party payors payments, it could have a material adverse effect on our business, financial condition and results of operations.
Congress and the CMS often change the rules governing the Medicare program, including those governing reimbursement. Payments received from state Medicaid programs vary from state to state. These payments and programs are subject to statutory and regulatory changes, administrative rulings, interpretations, budgetary and funding constraints, and changes to the methods of calculating payments and reimbursements and requirements to participate in the programs. When these changes are implemented, we must also modify our operations and internal billing processes and procedures accordingly, which can require significant time and expense. As federal healthcare expenditures continue to increase and state governments may face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. The U.S. federal budget is subject to change, including reductions in federal spending, and the Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any changes is uncertain. Changes to the Medicare program, state Medicaid programs and other third-party payor program that could adversely affect our business include:
•statutory and regulatory changes, including policy interpretations and changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;
•administrative or legislative changes to base rates or the bases for payment;
•the reduction or elimination of annual rate increases, or the end of the reduced payments deferment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•payment or other delays by fiscal intermediaries, carriers or payors;
•redefining enrollment standards and participation in government healthcare programs;
•changes in staff requirements (i.e., requiring all workers to be vaccinated against COVID‑19 and receive booster injections for those vaccinations) as a condition of payment or eligibility for Medicare reimbursement;
•reduced reimbursement rates and changes in coverage under commercial and managed care contracts;
•changes in reimbursement rates, methods, or timing under governmental reimbursement programs, including reductions in annual reimbursement updates due to budgetary or other pressures;
•interruption or delays in payments due to any ongoing governmental investigations and audits or due to a partial or total federal or state government shutdown for a prolonged period of time;
•an increase in co‑payments or deductibles payable by beneficiaries;
•recoupment efforts and recovery of overpayments;

•federal, state, and local litigation, administrative proceedings, and enforcement actions, including those relating to false claims, COVID-19 or future pandemics and the failure to satisfy the terms and conditions of financial relief; and
•reputational harm of publicly disclosed enforcement actions, audits, or investigations related to quality of care, patient harm and abuse, billing and reimbursement.
The healthcare industry broadly, including government and commercial payors, is initiating cost containment efforts. The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Additionally, payments can be delayed or declined due to determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post‑payment audits. Additionally, both government and private payors are increasingly looking to value-based purchasing to contain costs. Value-based purchasing focuses on quality of outcomes and efficiency of care, rather than quantity of care. Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our business, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs.
For the fiscal year 2024, SNF prospective payment system (PPS) rule issued on July 31, 2023, Medicare Part A reimbursement for SNFs will increase by 4% in the next fiscal year. CMS also added new quality measures to take effect in fiscal years 2024 through 2027 that assess staff turnover, discharge success, res‑hospitalization, and resident falls with injuries, which may adversely affect revenues obtained through the Medicare program. CMS’s changes to the SNF Value-Based Purchasing (VBP) program, such as the SNF healthcare‑associated infections measure, total nursing hours per resident day measures, discharge to community – post acute care measure, and replacement of the SNF 30‑day All‑Cause Readmission Measure with the SNF Within-Stay Potentially Preventable Readmission Measure beginning in fiscal year 2028, may reduce the compensation our independent operating subsidiaries may receive under the SNF VBP program. Under the fiscal year 2025 SNF PPS proposed rule issued on March 28, 2024, CMS proposes to increase Medicare Part A reimbursement for SNFs by 4.1% in fiscal year 2025. If finalized, the rate increase will take effect on October 1, 2024. There can be no assurance that the proposed rate increase will be finalized as proposed.
CMS implemented a final rule in October 2019 implementing a new case‑mix classification system, PDPM (patient-driven payment model), that focuses on the clinical condition of the patient. CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. The Biden Administration continues to study the nursing home industry and to call for HHS to issue proposed rules based on those studies.
Loss of Medicare reimbursement, or a delay or default by the government in making Medicare payments, would also have a material adverse effect on our revenue. Non‑compliance with Medicare regulations exist, and any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. Medicaid is a state‑administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant majority of our total revenue is generated from our skilled nursing operating subsidiaries in California, any budget reductions or delays in California could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could have an adverse effect on our business financial condition and results of operations.
The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level, including through changes in laws, regulations, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans or the amount of expense we incur.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the providers’ net patient revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax‑related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have a material adverse effect on our business, financial condition or results of operations.
The CAA 2023 provided for the wind‑down and termination of increased Federal Medicaid Assistance Percentage (FMAP) payments under the Families First Coronavirus Relief Act (FFCRA), and also provided for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID‑19 pandemic. CMS’s increased FMAP payments declined from 5% in the second quarter of 2023 to 2.5% in the third quarter, and to 1.5% in the fourth quarter. The increased FMAP payments will be discontinued in 2024. The CAA 2023 granted CMS the authority to impose fines, penalties, and other sanctions upon states that did not comply with this law’s requirements for the unwinding of increased FMAP payments. As a result, these reductions may impose further burdens on the Medicaid programs in states where we operate in the form of fines and penalties, which may result in reduced payments.
Beginning on April 1, 2023, states were allowed to begin disenrolling Medicaid beneficiaries. CMS guidance allowing for a return to Medicaid’s historical renewal, enrollment, and eligibility determination practices permits states up to 14 months to initiate and process traditional Medicaid renewals. The CAA 2023’s allowance of disenrollment and return to traditional Medicaid renewal processes, which includes pre‑COVID eligibility determinations, may result in a reduction of the number of Medicaid beneficiaries and may result in a reduction of our current and potential patient population. As a result, there may be fewer current or potential patients able to pay for our operating subsidiaries’ services, and increased competition for Medicaid beneficiaries able to provide reimbursement for those services.
CMS is monitoring the disenrollment process in an effort to protect eligible beneficiaries from inappropriate coverage losses during the return to Medicaid’s historical renewal, enrollment and eligibility determination practices, and has required certain states to pause disenrollments unless they could ensure all eligible people are not improperly disenrolled. CMS is continuing to monitor states’ compliance with federal requirements and is working with the affected states to address issues related to renewal requirements. States risk losing federal Medicaid matching funds for non‑compliance with CMS’s instructions, which could result in reduced Medicaid funds available for timely reimbursement of our operating subsidiaries for their operations. Certain estimates suggest that roughly 17 million people may lose Medicaid coverage during the redetermination process through their scheduled completion in May of 2024.
Effective January 16, 2024, with disclosure requirements taking effect once CMS develops and publishes the required forms, Medicare and Medicaid nursing facilities are required to disclose new data about the facility’s ownership, management and the owners of real property lessors upon initial enrollment and revalidation. In addition, the nursing facilities are required to timely report any changes, including in connection with any change of ownership. CMS defines the new disclosable parties to include members of the facility’s governing body, persons or entities who are an officer, director, member, partner, trustee or managing employee of the facility, persons or entities that exercise operational, financial or managerial control, lease or sublease real property to the facility, own a direct or indirect interest of five percent or greater of the real property or provide management or administrative services to the facility. Additionally, for any disclosable party that is a corporation, the disclosure must include the stockholders who have a five percent or greater direct or indirect ownership interest. Additionally, facilities will be required to disclose whether any entity on the form is a private equity company or real estate investment trust (REIT). CMS will make the information that is provided publicly available. This new disclosure requirement involves reporting extensive information and may complicate our efforts to comply with Medicare and Medicaid requirements. Failure to comply with the new disclosure requirements could affect our participation in Medicare and state Medicaid programs and adversely impact our business and financial condition.
Medicaid is an important source of funding for our independent operating subsidiaries. We may be adversely affected by the disenrollment of Medicaid beneficiaries, which may lead to a reduction in reimbursement that may adversely impact our revenue and profit. The temporary restoration of Medicaid benefits in states where redetermination has been paused can help relieve some of these economic concerns. The disruption caused by the temporary pauses and restoration of Medicaid coverage for beneficiaries can also create operational challenges for our independent operating subsidiaries, including adverse effects on cash flow, available funds to pay wages for staffing, and overall financial stability. The ultimate impact of Medicaid disenrollment on our finances and operations will depend on individual states’ specific circumstances and actions.
Reforms to the U.S. healthcare system, including new regulations under the Affordable Care Act (ACA), continue to impose new requirements upon us that could materially impact our business.
The ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti‑discrimination provisions and new rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. With the passage of the Inflation Reduction Act of 2022 (IRA) in August of 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future.
The efficacy of the ACA is the subject of much debate among members of Congress and the public and it has been the subject of extensive litigation before numerous courts, including the United States Supreme Court, with varying outcomes ‑ some expanding and others limiting the ACA. In the event that the ACA is repealed or any elements of the ACA that are beneficial to our business are materially amended or changed, such as provisions regarding the health insurance industry, reimbursement and insurance coverage by payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.
While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti‑discrimination under Section 1557 of the ACA and the disclosure of SNF ownership and service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
Since the ACA, there have been healthcare reform proposals and we expect that other healthcare reform legislative and regulatory changes will be proposed and enacted, including reductions in payments to SNFs and impose the staffing and reporting requirements. We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services, the cost of our operations, or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.
We are subject to various government and third-party payor reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs or other third-party payor programs.
Regulators and third-party payors are increasing scrutiny of claims, which may require additional resources to response to audits and may cause additional delays or denials in receiving payment. As a result of our participation in the Medicaid and Medicare programs, we and other program participants are subject to various governmental reviews, audits and investigations to verify compliance with the rules associated with these programs and related applicable laws and regulations, including claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the Federal and State programs. Although we have always been subject to post‑payment audits and Reviews, more intensive “probe reviews” performed by Medicare administrative contractors in recent years appear to be a regular procedure with our fiscal intermediaries. Managed care and other third-party payors also often reserve the right to conduct audits and do on a regular basis.
We believe that billing and reimbursement errors and disagreements are common in our industry, and thus we are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:
•an obligation to refund amounts previously paid to us pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;
•state or federal agencies imposing fines, penalties or other sanctions on us;
•temporary or permanent loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks or admission bans or moratoriums;
•protracted regulatory oversight, including education and sampling of claims, extended pre‑payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims;
•an increase in private litigation against us; and
•damage to our reputation in the geographies served by our independent operating subsidiaries.
Both federal and state government continue to pursue intensive enforcement polices resulting in a significant number of investigations, audits, citations or regulatory deficiencies and other regulatory actions. Federal and state agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing audits, inquiries and investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; and the medical necessity of rendered services. CMS announced a new nationwide audit, the “SNF 5‑Claim Probe & Educate Review,” in which the Medicare Administrative Contractors will review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing Targeted Probe and Educate (TPE) reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.
If we fail to comply with these extensive laws, regulations and prohibitions to our business, we and certain officers could become subject to demands for refund of alleged overpayments, civil and criminal penalties, termination, exclusion or payment suspensions from the Medicare and Medicaid program, loss of Medicare or Medicaid certification, bans on Medicare and Medicaid payments for new admissions, admission moratoriums. We may also become subject to corporate integrity agreements or extensive monitoring by regulatory agencies. We could be forced to expend considerable resources responding to investigations, audits and other enforcement actions diverting material time, resources and attention away from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.
We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, and our interactions with patients, healthcare providers and referral sources, our marketing activities, and other aspects of our operations. These laws and regulations are subject to frequent change. We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. Restrictions under applicable federal and state laws and regulations that may affect our ability to operate include the following:
•the federal Anti-Kickback Statute (AKS) that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. “Remuneration” includes the transfer of anything of value, in cash or in kind and directly or indirectly. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law (Stark Law), that, subject to limited exceptions, prohibits physicians, which includes a doctor of medicine, from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the federal False Claims Act (FCA), that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the Attorney General, the U.S. Department of Justice (DOJ), the United States Attorney Offices, or as a qui tam action by a private individual in the name of the government. These private parties, often referred to as relators or whistleblowers, are entitled to share in any amounts recovered by the government through trial or settlement, and these qui tam cases are sealed by the court at the time of filing;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation; and
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•state corporate practice and fee-splitting laws that prohibit general business corporations such as us, from practicing medicine or other healthcare professionals, controlling licensed healthcare professionals’ medical decisions or engaging in some practices, such as spitting fees with licensed healthcare professionals;
•laws that regulate debt collection practices;
•federal and state antitrust laws that prohibit or limit exclusive contracting relationships with healthcare providers, prohibit or limit the sharing of cost and pricing data, prohibit competitors from taking collective action to set commercial payer reimbursement rates, and determine when a joint venture or healthcare network is sufficiently integrated, by either sharing substantial financial risk or substantial clinical integration, to jointly contract with commercial payers;
•laws that impose criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•laws that require maintenance of licensure, certification and accreditation;
•laws relating to adequacy and quality of healthcare services, quality and maintenance of medical equipment and facilities;
•laws that impose reporting, transparency and disclosure requirements of the ownership, management. managing employees and the owners of real property lessors or sublessors, including any private equity companies or REITs;

•laws relating to staffing levels and qualifications and vaccination (including boosting) of healthcare and support personnel;
•confidentiality, maintenance and security issues associated with medical records and claims processing; and
•constraints on protective contractual provisions with patients and third‑party payors.
These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We are unable to predict the future course of federal, state and local regulation or legislation, including as it pertains to Medicare, Medicaid, or fraud and abuse laws, and how they are enforced. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operations, capital expenditure programs and operating expenses. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. While we do not believe we are in violation of these laws, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations.
If we fail to comply with these applicable laws and regulations, or their interpretations as determined by courts or enforced by regulators, we could suffer civil or criminal penalties, sanctions, remedial measures and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. In addition, if we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action or legal proceedings, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness.
We face and are currently subject to surveys, investigations, and other proceedings relating to our licenses and certification and potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations. Public and government calls for increased survey and enforcement efforts toward SNFs, and potential rulemaking that may result in enhanced enforcement and penalties, could result in increased scrutiny by state and federal survey agencies.
Our facilities must comply with required conditions of participation in the Medicare program and state Medicaid programs and state licensure requirements. We are subject to surveys and investigations from federal and state agencies as well as accreditation organizations. We receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. If we fail to meet the conditions of participation or licensure standards, we may receive a notice of deficiency from the applicable surveyor. Although most inspection deficiencies are resolved through an agreed‑upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility.
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. No material remedial actions have been taken against us to date, however, we have had facilities placed on special focus facility status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. In particular, as our strategy includes the targeted acquisition of underperforming SNFs, we from time to time acquire facilities with special focus facility status. As of March 31, 2024, we had two facilities with special focus facility status. One such facility was acquired with this status and one was placed on such status following our acquisition of the facility. These facilities received such status as a result of accumulating an above average number survey deficiency points over the course of multiple surveys, some of which occurred prior to their acquisition. Survey deficiency points are issued by the government survey agency when inspecting a nursing facility to reflect the deficiencies that the facility is cited for in the survey, which include, but are not limited to, quality of life and care, freedom from abuse, neglect and exploitation deficiencies.

If a facility then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that facility could be subject to remedial action. These actions include the imposition of fines, imposition of a license to a conditional or provisional status, admission holds, suspension or revocation of a license, payment suspension, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including civil monetary penalties and criminal penalties. Termination of one or more of our facilities from the Medicare or state Medicaid programs for failure to satisfy conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows.
From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntary close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.
Furthermore, in some states, citation of one affiliated facility could negatively impact other facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross‑defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, heighten this risk. Our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations.
As CMS turns its attention to enhancing enforcement activities towards SNFs, state survey agencies will have more accountability for their survey and enforcement efforts. In addition, the Biden Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non‑compliant SNF operators. The Biden Administration’s fact sheet regarding enhanced penalties against special focus facilities (SFFs) represents further federal calls for oversight and penalties for low‑ranked and underperforming SNFs. This fact sheet precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our facilities, with more substantial penalties, fines and consequences if they do not perform well. For low‑performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs. Additionally, CMS recently updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent operating subsidiaries.
Anticipated federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.
In April 2024, the Biden Administration adopted a minimum staffing standard through CMS. While the full effect of federal staff level minimums, if they are ultimately implemented in the adopted or another form, is not fully known at this time, we expect that the mandate could have adverse financial consequences upon our business. We may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, the federal mandate would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This added demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the compensation requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers. Changes in Medicare reimbursements for physician and non‑physician services could impact reimbursement for medical professionals.
Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) revised the payment system for physician and non‑physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the Bipartisan Budget Act of 2018 (BBA), and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under the proposed Current Year (CY) 2024 Physician Fee Schedule (PFS) Final Rule, reductions in payment and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the Programs of All-Inclusive Care for the Elderly (PACE) program and the information it will collect may adversely affect the risk‑adjusted reimbursement.
We may be subject to increased investigation and enforcement activities related to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) violations.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients’ individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. HIPAA and other comparable state and federal laws and regulations change periodically. If we fail to comply with these state and federal laws and regulations, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm.
In addition to breaches of protected patient information, under HIPAA and other federal and state laws and regulations, healthcare entities are also required to afford patients with certain rights of access to their health information and to promote sharing of patient data between and among healthcare providers involved in the same patient’s course of care. Recently, the Office for Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA or other comparable federal or state laws and regulations, we could face significant fines and penalties.
Annual caps and other cost‑reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.
Several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the Multiple Procedure Payment Reduction (MPPR), institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS’s efforts to lower Medicare Part B reimbursement rates for outpatient therapy services in 2021, 2022, and 2023. Such cost‑containment measures and ongoing payment changes could have an adverse effect on our revenue. The Office of the Inspector General (OIG) or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.
The OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021 and 2022 semi‑annual reports to Congress, and its January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG’s 2023 work plan. Nursing homes were also a topic of discussion in the OIG’s 2023 semi-annual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Recent publications and statements by the Biden Administration have also called for greater scrutiny of SNF facilities.
Our business model, like those of some other for‑profit operators, is based in part on attracting higher‑acuity patients whom we believe provide us more opportunity to be profitable due to the higher level of services they need and accordingly higher reimbursement rates, and over time our overall patient mix has consistently shifted to higher‑acuity and higher‑resource utilization patients in most facilities we operate. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

Newly enacted and proposed legislation in the states where our independently operating entities are located may affect our operations in terms of individual litigation and the broader regulatory environment.
A bill in the State of California, where a significant majority of our facilities are located, was recently signed into law which increases the cap of non‑economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increased from $250,000 to $350,000 beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $750,000, with further adjustments for inflation. In wrongful death cases, the cap increased from $250,000 to $500,000 on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1,000,000, with adjustments for inflation. Due to California’s influence on other states, other jurisdictions where we operate may enact similar laws. Similar to the potential incentive of increased damages caps, the Supreme Court’s recent decision in Health and Hospital Corporation of Marion City v. Talevskimay increase public interest in potential claims against SNFs, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent operating subsidiaries.
As another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022 imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This new law’s obligations may increase the costs of obtaining licensure, make applications more time‑consuming and complex, and may result in civil penalties and other sanctions against our facilities in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with the bill that increases the cap of non‑economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.
More recently, California’s legislature has proposed, among other things, bills related to increasing the minimum wage for workers, spending requirements and increased disclosure. These and other bills would create new and costly obligations on our independent operating subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability. In October 2023, California adopted legislation that requires, if and when a minimum spending bill is later enacted with respect to skilled nursing facilities, workers at skilled nursing facilities, as well as most other healthcare facilities throughout the state, be paid a minimum wage that begins at $21 per hour beginning June 1, 2024, increasing to $23 per hour beginning June 1, 2026, and then increasing to $25 per hour beginning June 1, 2028. While California’s state Medicaid reimbursement program will, barring intervening changes to the program, reimburse providers for some of the increased operating costs, there can be no assurance that they will be reimbursed for the full increase, or that they will be reimbursed in a timely manner.
As another example, Texas passed a bill which partially restored Medicaid state relief funding for SNFs through August 31, 2023; it also considered regulation, which contained direct care spending requirements and ownership. While this bill provides financial relief to our independent operating subsidiaries in Texas, other proposed bills may impose the same regulatory requirements and limitations inherent in both the proposed legislation in other states and the federal rule requiring disclosure of such information in applications and change‑of‑ownership disclosures, which may adversely affect our business, operations, and profitability.
Changes to federal and state employment‑related laws and regulations could increase our cost of doing business.
Our operating subsidiaries are subject to a variety of federal and state employment‑related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (ADA) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the U.S. Equal Employment Opportunity Commission (EEOC), regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters.
On June 5, 2023, CMS published the Omnibus Final Rule, withdrawing the COVID‑19 vaccination IFR 60 days after the rule’s publication. At present, there is no nationally significant litigation concerning such mandates. The effects of the COVID‑19 vaccination IFR’s withdrawal on our operations and the labor pool for nursing and administrative staff is unknown, but may have an impact on our business, operations, and profitability.

Furthermore, the Biden Administration has requested HHS and CMS study and issue proposed rules regarding care‑based careers, including improving access to training, increasing the attractiveness of compensation in care‑based positions, and improving the retention and career progression of care workers. The Biden Administration has sought proposed rules that tie some of these issues, such as wages and retention, to Medicare reimbursement for facilities. Other pending legislation, such as the HCBS Access Act, indicate a legislative priority of providing funding for care‑based careers that may affect our pool of desired workers. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher‑than‑usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.
The compliance costs associated with these laws and evolving regulations could be substantial. By way of example, all of our facilities are required to comply with the ADA, which has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non‑compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee‑related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could be subject to damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.
In addition, there currently is pending legislation in California to raise the minimum wage to $25 per hour for all healthcare workers and require SNFs to maintain a minimum spend of 85% of revenue on direct care costs. As of March 31, 2024, approximately 64% of our skilled nursing beds are located in California. Although there currently is no similar proposed legislation in the other states in which we operate, if we expand to other states, we may be subject to similar legislation.
Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.
The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state certificate of need boards, licensing agencies, Medicare and Medicaid as well as third-party payors. Rules regarding the disclosure of SNF facility ownership may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNFs, and may subject our licensing and approval process to additional scrutiny or delays.
In recent years, states including California, Connecticut, Illinois, Massachusetts, Minnesota, Nevada, New York, Oregon, Rhode Island and Washington have become increasingly interested in the review of healthcare transactions for impacts on costs, access to care and quality, and certain states are particularly focused on transactions involving private equity investments. Transactions involving single multi-state organizations with hundreds of healthcare providers and facilities across the country are and may be in the future subject to state reviews because one or more providers or facilities derive revenue from patients within the state. Certain state review processes can involve lengthy review and approval periods, require enhanced disclosure obligations and impact analysis, public notices and hearings, and approval conditions and post-closing oversight, including ongoing reporting obligations. Overall, these state laws regulating costs, access to care and quality, in effect and those that may go into effect in the future, may delay or burden our transactions, including future add-on acquisitions, increase costs associated with expansion, require intrusive disclosures, and impose onerous, ongoing reporting obligations.
If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays or denials could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.

Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us.
We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our facilities. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.
In addition, we are required to operate our facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our affiliated SNFs are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.
Our operations are subject to environmental and occupational health and safety regulations, which could subject us to fines, penalties and increased operational costs.
We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers such as us include those relating to air emissions, wastewater discharges, air and water quality control, occupational health and safety (such as standards regarding blood-borne pathogens and ergonomics), management and disposal of low-level radioactive medical waste, biohazards and other wastes, management of explosive or combustible gases, such as oxygen, specific regulatory requirements applicable to asbestos, lead-based paints, polychlorinated biphenyls and mold, other occupational hazards associated with our workplaces, and providing notice to employees and members of the public about our use and storage of regulated or hazardous materials and wastes. Failure to comply with these requirements could subject us to fines, penalties and increased operational costs. Moreover, changes in existing requirements or more stringent enforcement of them, as well as discovery of currently unknown conditions at our owned or leased facilities, could result in additional cost and potential liabilities, including liability for conducting cleanup, and there can be no guarantee that such increased expenditures would not be significant.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, which could result in substantial losses for owners of our common stock, and we may not be able to meet investor or analyst expectations.
The market price of our common stock may be highly volatile and fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•variations between our actual operating results, or those of companies that are perceived to be similar to us, and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” period ends;
•hedging activities by market participants;

•announcements by us or our competitors of significant features, technical innovations in facilities, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•changes in third-party payor reimbursement policies;
•an inability to obtain additional funding;
•general economic, political, industry and market conditions, including rising inflation, high interest rates, capital market disruptions, and price and volume fluctuations in the overall stock market;
•expiration of market stand-off or lock-up agreements;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from political conditions, election cycles, pandemics, war or incidents of terrorism, or responses to these events, many of which are outside of our control.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many healthcare companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. This risk is especially relevant for us because companies in the healthcare industry have experienced significant stock price volatility in recent years. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
An active trading market for our common stock may not be sustainable, and you may not be able to resell your shares at or above the price you pay.
Although our common stock is listed on the New York Stock Exchange under the symbol “PACS,” an active trading market for our common stock may not be sustained. In the absence of an active trading market for our common stock, you may not be able to sell your shares of our common stock when desired or at or above the price you paid. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or properties using our shares as consideration, which, in turn, could materially and adversely affect our business.
Our founders, Jason Murray and Mark Hancock, hold a substantial portion of our outstanding common stock, and their interests may conflict, or appear to conflict, with our interests and the interests of other stockholders.
Our founders, Jason Murray and Mark Hancock, collectively beneficially own approximately 83.6% of the voting power of our common stock. In addition, Mr. Murray has the right to designate two directors for nomination to our board of directors for so long as he beneficially owns at least 10% of the aggregate number of shares of common stock outstanding immediately following our IPO, and Mr. Hancock has the right to designate two directors for nomination to our board of directors for so long as he beneficially owns at least 10% of the aggregate number of shares of common stock outstanding immediately following the IPO, in each case in accordance with our Stockholders Agreement. Pursuant to our Stockholders Agreement, each of Messrs. Murray and Hancock have also agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of their respective designees, in each case, to the extent that each or any of Messrs. Murray and Hancock have exercised their right to designate individuals for nomination to the board of directors. Accordingly, Messrs. Murray and Hancock collectively have the right to designate four directors, which represents four members of our current five-member board of directors.
In addition, pursuant to the terms of our Amended and Restated Charter, for so long as Messrs. Murray and Hancock beneficially own, in the aggregate, the majority of the voting power of our outstanding shares of voting stock, they will be able to remove any of our directors at any time with or without cause and may take action by written consent without a meeting of stockholders. As a result, Messrs. Murray and Hancock are able to determine or significantly influence our management, business plans, policies, and governance for the foreseeable future. This concentrated control of the composition of the board of directors and voting power of our common stock will preclude your ability to influence corporate matters for the foreseeable future, including with respect to the composition of our board of directors, the election and removal of directors, the authorization and issuance of additional shares of our common stock that would be dilutive to you, the issuance of shares of preferred stock that could be dilutive to you and could have disparate voting rights, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interests as one of our stockholders and may deprive us of what we perceive as an attractive business combination opportunity. These limitations could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Even when the parties to our Stockholders Agreement cease to own shares of our stock representing a majority of the total voting power, for so long as such parties continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our Stockholders Agreement will have significant influence with respect to our management, business plans, policies, and governance.
Our founders, Jason Murray and Mark Hancock, may enter into one or more margin loans and pledge a portion of their shares of our common stock as collateral to secure such margin loans. If either Mr. Murray or Mr. Hancock were to enter into a margin loan and subsequently default on their respective obligations under any such margin loan, the lender may be entitled to foreclose on their shares pledged as collateral and sell them to the public, which could cause our stock price to decline and result in a significant change in beneficial ownership.
While neither Mr. Murray nor Mr. Hancock has entered into a margin loan at this time, each may enter into one or more margin loans and use their shares of our common stock as collateral. The underwriters in our IPO have provided Messrs. Murray and Hancock an exception under their respective lock-up agreements that permits each of them to pledge a portion of their shares of our common stock to secure one or more margin loans that they may seek to obtain or enter into with one or more nationally or internationally recognized financial institutions, subject to certain exceptions and specified conditions, including that the aggregate number of shares of our common stock pledged as collateral pursuant to any such margin loans by Messrs. Murray and Hancock during the lock-up period shall not, for each of Messrs. Murray and Hancock, exceed 7.5% of the total number of shares of our common stock issued and outstanding on the closing date of our IPO. As a result, the lock-up agreements permit an aggregate of up to 15% of the total number of shares of our common stock issued and outstanding on the closing date of our IPO to be pledged as collateral pursuant to margin loans during the 180-day period covered by the lock-up agreements. As neither Mr. Murray nor Mr. Hancock has entered into a margin loan post-IPO, it is possible that the lenders under any such margin loans, who could potentially benefit from a greater percentage of shares of common stock being pledged as collateral pursuant to any such margin loans, and with the consent of the representatives of the underwriters under the lock-up agreements, agree to permit a greater percentage of shares of common stock to be pledged.
To the extent that Messrs. Murray and/or Hancock enter into any margin loan, they will retain their ability to vote the shares of our common stock pledged as collateral and any such pledged shares shall not impact their beneficial ownership for purposes of the rights under our Stockholders Agreement or otherwise in connection with matters to be voted on by stockholders. Pursuant to Rule 13d-3(d)(3) under the Exchange Act, a lender under any such margin loans would not beneficially own the pledged shares unless and until such lender has taken all formal steps necessary which are required to declare a default and determines that the power to vote or to direct the vote or to dispose or to direct the disposition of such pledged securities will be exercised. However, if either of Mr. Murray or Mr. Hancock were to default on their respective obligations under any such margin loan (including but not limited to the borrower’s inability to satisfy certain payments required under such margin loan) and fail to cure such default, the margin loan lender may be entitled to exercise its right under such margin loan to foreclose on the pledged interests and, subject to the recipients agreeing to be bound by lock-up agreements, sell the pledged shares of our common stock in order to satisfy the borrower’s obligations. Such an event could cause our stock price to decline and result in a change in beneficial ownership of our existing stockholders in the event that the margin loan lender determines to exercise voting or dispositive power over the shares.
Depending upon the beneficial ownership of Messrs. Murray and Mr. Hancock at the time of any such event, it is possible that the resulting change in beneficial ownership could result in changes to the rights of the holders of our common stock under our Amended and Restated Charter. For example, if, following such an event, Messrs. Murray and Hancock beneficially own, in the aggregate, less than a majority of the voting power of our outstanding shares of voting stock, they would no longer be able to remove any of our directors at any time with or without cause or take action by written consent without a meeting of stockholders. In such event, pursuant to the terms of our Amended and Restated Charter, directors could only be removed for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of all then outstanding shares of our voting stock and our stockholders would not be able to take action by written consent, which would have the effect of requiring all stockholder actions to be taken at a meeting of our stockholders. In addition, any such changes in the beneficial ownership of Messrs. Murray and Mr. Hancock may result in the reduction or loss of their respective rights to designate individuals for inclusion in our slate of director nominees, and may result in the loss of our ability to qualify as a controlled company.
Future sales, or the perception of future sales, of shares of common stock by existing stockholders could cause the market price of our common stock to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our common stock could decline.
Following the completion of our IPO, we had a total of 152,399,733 shares of our common stock outstanding. Of these shares, only the 24,642,856 shares of common stock sold in our IPO are freely tradable, without restriction, in the public market unless purchased by our affiliates. The remaining shares are held by Messrs. Murray and Hancock and are subject to lock-up and market stand-off agreements that restrict their ability to, among other things and subject to certain exceptions, sell or transfer their shares for a period of 180 days after the date of our final prospectus dated April 12, 2024. However, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Truist Securities, Inc. may, in their sole discretion as representatives of the underwriters, waive the contractual lock-up before the lock-up agreements expire. In particular, the representatives have granted each of Messrs. Murray and Hancock an exception under their respective lock-up agreements that permits each of them to pledge a portion of their shares of our common stock to secure one or more margin loans. See “—Our founders, Jason Murray and Mark Hancock, may enter into one or more margin loans and pledge a portion of their shares of our common stock as collateral to secure such margin loans. If either Mr. Murray or Mr. Hancock were to enter into a margin loan and subsequently default on their respective obligations under any such margin loan, the lender may be entitled to foreclose on their shares pledged as collateral and sell them to the public, which could cause our stock price to decline and result in a significant change in beneficial ownership.”
After the lock-up agreements expire, all shares of our common stock outstanding as of December 31, 2023 will be eligible for sale in the public market, of which shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 of the Securities Act (Rule 144), and various vesting agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Messrs. Murray and Hancock are additionally entitled to rights with respect to the registration of all of their shares following our IPO and they may be able to sell their shares outside of the volume limitations imposed by Rule 144.
Additionally, the shares of our common stock registered on our registration statement on Form S-8 under the Securities Act and issuable or reserved for issuance under our 2024 Plan and our ESPP are eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates and the lock-up agreement described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our combined/consolidated financial statements and the accompanying notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. We intend to rely on exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Jason Murray and Mark Hancock collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our board of directors consists of “independent directors,” as defined under the rules of such exchange;
•our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•our board of directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•there will be an annual performance evaluation of the nominating and corporate governance and compensation committees.
For so long as we remain a “controlled company,” we may rely on these exemptions. We have elected not to comply with certain corporate governance requirements under the rules, including the requirements that within one year of the completion of our IPO we have a board that is composed of majority of independent directors and a nominating and corporate governance committee that is composed entirely of independent directors. As a result of these and any additional future elections, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors and our directors may not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange rules.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval and may reduce the public float of our common stock.
As of March 31, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 100% of the outstanding shares of our capital stock, and, upon the closing of our IPO, that same group, which consists of our two founders, held approximately 85.7% of our outstanding shares of common stock. Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict, or appear to conflict, with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
Delaware law and provisions in our Amended and Restated Charter and Amended and Restated Bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Our Amended and Restated Charter and Amended and Restated Bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•permitting our board of directors to establish the number of directors and fill any vacancies and newly-created directorships, subject to rights granted to Messrs. Murray and Hancock pursuant to our Amended and Restated Charter and the Stockholders Agreement;
•providing that directors may be removed at any time with or without cause by the affirmative vote of the holders of a majority of the voting power of the then outstanding shares of our voting stock; provided, however, that at any time when Messrs. Murray and Hancock beneficially own, in the aggregate, less than the majority of the voting power of our outstanding shares of voting stock, directors may only be removed for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of all then outstanding shares of our voting stock;
•requiring the approval of holders of two-thirds of the total voting power of all then outstanding shares of our capital stock to amend certain provisions in our Amended and Restated Charter and our Amended and Restated Bylaws;
•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•prohibiting stockholders from calling special meetings of stockholders;
•providing that, at any time when Messrs. Murray and Hancock beneficially own, in the aggregate, at least a majority of the voting power of our outstanding shares of voting stock, our stockholders may take action by written consent without a meeting, and at any time when Messrs. Murray and Hancock beneficially own, in the aggregate, less than a majority of the voting power of our outstanding shares of voting stock, our stockholders may not take action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of our stockholders;
•providing that the board of directors is expressly authorized to make, alter or repeal our Amended and Restated Bylaws;
•restricting the forum for certain litigation involving us to Delaware or federal courts, as applicable; and
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our Amended and Restated Charter or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
The provisions of our Amended and Restated Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Amended and Restated Charter provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to the us or the our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Charter or our Amended and Restated Bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may also result in increased costs for stockholders to bring any such claim, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Amended and Restated Charter (as may be amended or restated).
Non-U.S. Holders who own more than 5% of our common stock may be subject to U.S. federal income tax on gain realized on the sale or other taxable disposition of such common stock.
Because the determination of whether we are a “U.S. real property holding corporation” (USRPHC) for U.S. federal income tax purposes depends on the fair market value of our “U.S. real property interests” (USRPIs) relative to the fair market value of our non-U.S. real property interests and our other business assets, and because we have significant interests in real property located in the U.S., we may currently be, or may become in the future, a USRPHC. There can be no assurance that we do not currently constitute, or will not become, a USRPHC. As a result, a “Non-U.S. Holder” (as defined in our registration statement on Form S-1 under “Material U.S. Federal Income Tax Consequences to Non-U.S. Holders”) may be subject to U.S. federal income tax on gain realized on a sale or other taxable disposition of our common stock if such Non-U.S. Holder has owned, actually or constructively, more than 5% of our common stock at any time during the shorter of the five-year period ending on the date of the sale or other taxable disposition or the Non-U.S. Holder’s holding period in such stock.
Risks Related to Being a Public Company
We continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
As a public company, we continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the Securities and Exchange Commission (SEC), and the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations to substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly, which increases our operating expenses. For example, these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and are required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we identify or fail to remediate material weaknesses in our internal controls, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.
We previously identified a material weakness in our internal controls. During 2021 and 2020, we recorded tax credits as calculated by a third-party consulting firm. A subsequent review of those calculations, when also considering additional guidance issued by the Internal Revenue Service, caused management to conclude that the claimed credits may not be fully supportable and, accordingly, no tax benefits should have been recognized for those periods. While we remediated this material weakness as of December 31, 2023 by implementing specific review procedures for tax credit calculations performed by a third-party and ensuring we have personnel with the technical expertise to perform timely review of such calculations to properly conclude on their accounting treatment, we cannot assure you that additional material weaknesses will not be identified in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have an adverse effect on our business, financial condition and results of operations.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against companies following a decline in the market price of its securities. This risk is especially relevant for us because companies in the healthcare industry have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Our failure to meet the New York Stock Exchange’s continued listing requirements could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the New York Stock Exchange, such as the corporate governance requirements or the minimum closing bid price requirement, the New York Stock Exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements of the New York Stock Exchange.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.
General Risks
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, could impact our business operations in a number of ways, including, but not limited to, reduced demand in key customer end-markets.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact the post-acute services industry and consumer demand for our services. Decreases in demand for our services without a corresponding decrease in our costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability.

Changes in the U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. If global economic conditions remain volatile for a prolonged period or experience further disruptions, it could have a material adverse effect on our business, financial condition and results of operations.
Increased attention to, and evolving expectations for, environmental, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse effects on to our business, financial condition and results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve our ESG profile, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published propose rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;

•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.
For the three months ended March 31, 2024, and 2023, we paid $17.5 million and $18.5 million, respectively, in cash dividends to holders of our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock. Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for occupancy at our facilities, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended and Restated 2023 Credit Facility restricts our ability to pay dividends to stockholders if we receive notice that we are in default under the agreement. The failure to pay or maintain dividends could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On April 15, 2024, we completed our IPO in which we issued and sold 21,428,572 shares of common stock at a public offering price of $21.00 per share. We raised net proceeds of $423.0 million after deducting underwriter discounts and commissions, fees and expenses of $27.0 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-277893), as amended (the Registration Statement), declared effective by the SEC on April 10, 2024. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The Company used approximately $370.0 million of the net proceeds from our IPO, which represents approximately 87% of the estimated net proceeds from our IPO, to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and the remaining amount for general corporate purposes to support the growth of the business.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Appointment of New Director
On May 9, 2024, our Board, upon the recommendation of our nominating and corporate governance committee, appointed Evelyn Dilsaver to the Board to fill a newly created Board seat, effective immediately. Ms. Dilsaver will serve as a Class II director for a term expiring at our annual meeting of stockholders to be held in 2026 and until her successor is duly elected and qualified or her earlier death, disqualification, resignation or removal.

Ms. Dilsaver will be entitled to the standard compensation paid by us to all of our non-employee directors under our non-employee director compensation program, a copy of which was filed as Exhibit 10.3 to our registration statement on Form S-1 filed with the SEC on April 10, 2024 and incorporated herein by reference. Ms. Dilsaver has entered into our standard indemnification agreement for directors and officers.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
4.1	Form of Certificate of Common Stock	S‑1/A	333-277893	4.1	4/8/2024
10.1	Form of Indemnification Agreement between PACS Group, Inc. and its directors and officers	S-1	333-277893	10.2	3/13/2024
10.2	Registration Rights Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.1	4/15/2024
10.3	Stockholders Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.2	4/15/2024
10.4#	PACS Group, Inc. Non-Employee Director Compensation Program	S-1/A	333-277893	10.3	4/1/2024
10.5#	PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.1	4/11/2024
10.6#	Form of Stock Option Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.2	4/11/2024
10.7#	Form of Restricted Stock Unit Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.3	4/11/2024
10.8#	Form of Restricted Stock Unit Award Agreement (Executive IPO Awards) under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.4	4/11/2024
10.9#	PACS Group, Inc. 2024 Employee Stock Purchase Plan	S‑8	333-277893	99.5	4/11/2024
10.10#	Providence Administrative Consulting Services, Inc. Nonqualified Deferred Compensation Plan					*
10.11#	PACS Group, Inc. Executive Severance Plan					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
__________________

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of PACS Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACS GROUP, INC.

Date: May 13, 2024	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Derick Apt
Derick Apt
Chief Financial Officer
(Principal Financial Officer)