Form 10-Q/A
period 2024-03-31
PACS Group, Inc.
filed 2024-05-21
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
Amendment No. 1
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
Yes ☐   No ☒
As of May 10, 2024, there were 152,399,733 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE
PACS Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 13, 2024 (the “Form 10-Q”), to correct an administrative error in the number of shares of common stock outstanding as of May 10, 2024 shown on the cover of the Form 10-Q. The correct number of shares of common stock outstanding as of May 10, 2024 was 152,399,733. No other changes have been made to the Form 10-Q.
This Amendment speaks as of the original filing date of the Form 10‑Q, and does not reflect events that may have occurred after the filing of the Form 10‑Q or modify or update the disclosures made in the Form 10-Q.

Part II-—Other Information
Item 6. Exhibits
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description		Form	File No.	Exhibit	Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.		8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.		8-K	001-42011	3.2	4/15/2024
4.1	Form of Certificate of Common Stock		S‑1/A	333-277893	4.1	4/8/2024
10.1	Form of Indemnification Agreement between PACS Group, Inc. and its directors and officers		S-1	333-277893	10.2	3/13/2024
10.2	Registration Rights Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024		8-K	001-42011	10.1	4/15/2024
10.3	Stockholders Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024		8-K	001-42011	10.2	4/15/2024
10.4#	PACS Group, Inc. Non-Employee Director Compensation Program		S-1/A	333-277893	10.3	4/1/2024
10.5#	PACS Group, Inc. 2024 Incentive Award Plan		S‑8	333-277893	99.1	4/11/2024
10.6#	Form of Stock Option Agreement under PACS Group, Inc. 2024 Incentive Award Plan		S‑8	333-277893	99.2	4/11/2024
10.7#	Form of Restricted Stock Unit Agreement under PACS Group, Inc. 2024 Incentive Award Plan		S‑8	333-277893	99.3	4/11/2024
10.8#	Form of Restricted Stock Unit Award Agreement (Executive IPO Awards) under PACS Group, Inc. 2024 Incentive Award Plan		S‑8	333-277893	99.4	4/11/2024
10.9#	PACS Group, Inc. 2024 Employee Stock Purchase Plan		S‑8	333-277893	99.5	4/11/2024
10.10#	Providence Administrative Consulting Services, Inc. Nonqualified Deferred Compensation Plan		10-Q	001-42011	10.10	5/13/2024
10.11#	PACS Group, Inc. Executive Severance Plan		10-Q	001-42011	10.11	5/13/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						*
32.1	Section 1350 Certification of Chief Executive Officer	Q	10-Q	001-42011	32.1	5/13/2024
32.2	Section 1350 Certification of Chief Financial Officer		10-Q	001-42011	32.2	5/13/2024
101.INS	Inline XBRL Instance Document						*
101.SCH	Inline XBRL Taxonomy Extension Schema Document						*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
__________________

* Filed herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACS GROUP, INC.

Date: May 21, 2024	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2024	By:	/s/ Derick Apt
Derick Apt
Chief Financial Officer
(Principal Financial Officer)
3