Form 10-Q
period 2024-06-30
PACS Group, Inc.
filed 2024-08-12
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(Address of Principal Executive Offices) (Zip Code)
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
Yes ☒   No ☐
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
Yes ☐   No ☒
As of August 9, 2024, there were 152,399,733 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

•We are subject to litigation, which is commonplace in our industry, which could result in significant legal costs and large settlement amounts or damage awards, and our self-insurance programs may expose us to significant and unexpected costs and losses;

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

•In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations, and we may not be able to successfully integrate acquired facilities and properties into our operations, or achieve the benefits we expect from any of our facility acquisitions;

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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)

	(unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$73,374	$73,416
Accounts receivable, net	610,577	547,807
Other receivables	50,396	52,259
Prepaid expenses and other current assets	66,301	48,665
Total Current Assets	800,648	722,147
Property and equipment, net	763,904	577,528
Operating lease right-of-use assets	2,112,914	2,007,812
Insurance subsidiary deposits and investments	35,476	—
Escrow funds	19,531	15,649
Goodwill and other indefinite-lived assets	65,291	65,291
Other assets	98,584	124,312
Total Assets	$3,896,348	$3,512,739

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$125,746	$140,947
Accrued payroll and benefits	107,077	92,234
Current operating lease liabilities	113,278	109,438
Current maturities of long term debt	15,745	16,822
Current portion of accrued self-insurance liabilities	31,252	27,536
Other accrued expenses	75,003	69,949
Total Current Liabilities	468,101	456,926
Long-term operating lease liabilities	2,068,585	1,961,997
Accrued benefits, less current portion	6,738	6,738
Lines of credit	248,000	520,000
Long-term debt, less current maturities, net of deferred financing fees	227,107	195,708
Accrued self-insurance liabilities, less current portion	172,111	146,167
Other liabilities	127,472	123,477
Total Liabilities	$3,318,114	$3,411,013
Commitments and contingencies (Note 11)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized, 152,399,733 shares issued and outstanding as of June 30, 2024, and 64,361,693,000 shares authorized, 128,723,386 shares issued and outstanding as of December 31, 2023	152	129
Additional paid-in capital	471,472	—
Retained earnings	100,504	95,997
Total stockholders' equity	572,128	96,126
Non-controlling interest in subsidiary	6,106	5,600
Total Equity	$578,234	$101,726
Total Liabilities and Equity	$3,896,348	$3,512,739
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient and resident service revenue	$981,398	$760,424	$1,915,696	$1,468,250
Additional funding	—	—	—	375
Other revenues	448	240	871	481
Total Revenue	$981,846	$760,664	$1,916,567	$1,469,106

Operating Expenses
Cost of services	762,147	590,815	1,498,139	1,129,587
Rent - cost of services	65,833	51,456	129,794	96,560
General and administrative expense	144,380	62,695	191,286	122,137
Depreciation and amortization	8,776	6,159	16,678	11,988
Total Operating Expenses	$981,136	$711,125	$1,835,897	$1,360,272

Operating Income	$710	$49,539	$80,670	$108,834

Other (Expense) Income
Interest expense	(9,187)	(15,306)	(24,578)	(25,942)
Gain on lease termination	—	—	8,046	—
Other expense, net	(3,905)	(2,643)	(3,465)	(2,203)
Total Other Expense, net	$(13,092)	$(17,949)	$(19,997)	$(28,145)

(Loss) income before provision for income taxes	(12,382)	31,590	60,673	80,689
Benefit (provision) for income taxes	1,474	(10,370)	(22,441)	(21,871)

Net (Loss) Income	$(10,908)	$21,220	$38,232	$58,818
Less:
Net income attributable to noncontrolling interest	2	2	4	3
Net (loss) income attributable to PACS Group, Inc.	$(10,910)	$21,218	$38,228	$58,815

Net (loss) income per share attributable to PACS Group, Inc.
Basic	$(0.07)	$0.16	$0.27	$0.46
Diluted	$(0.07)	$0.16	$0.27	$0.46
Weighted-average common shares outstanding
Basic	149,463,655	128,723,386	139,093,520	128,723,386
Diluted	149,463,655	128,723,386	139,684,618	128,723,386

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax	$(201)	$—	$—	$—
Total other comprehensive loss	(201)	—	—	—
Comprehensive (loss) income	$(11,109)	$21,220	$38,232	$58,818
Less:
Comprehensive income attributable to noncontrolling interest	2	2	4	3
Comprehensive (loss) income attributable to PACS Group, Inc.	$(11,111)	$21,218	$38,228	$58,815
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	$—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	—	49,138	—	—	49,138
Balance March 31, 2024	128,723,386	$129	$—	$127,661	$5,602	$201	$133,593
Contributions	—	—	—	—	502	—	502
Issuance of common stock	21,428,572	21	414,136	—	—	—	414,157
Employee stock-based compensation	3,847,652	4	90,932	—	—	—	90,936
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,596)	—	—	—	(33,598)
Dividends on common stock ($0.1066 per share)	—	—	—	(16,247)	—	—	(16,247)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net loss attributable to PACS Group, Inc.	—	—	—	(10,910)	—	—	(10,910)
Balance June 30, 2024	152,399,733	$152	$471,472	$100,504	$6,106	$—	$578,234

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2023	128,723,386	$129	—	$63,517	$5,005	$—	$68,651
Dividends on common stock ($0.1438 per share)	—	—	—	(18,513)	—	—	(18,513)
Net income attributable to noncontrolling interest	—	—	—	—	1	—	1
Net income attributable to PACS Group, Inc.	—	—	—	37,597	—	—	37,597
Balance March 31, 2023	128,723,386	$129	$—	$82,601	$5,006	$—	$87,736
Dividends on common stock ($0.1959 per share)	—	—	—	(25,215)	—	—	(25,215)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	—	21,218	—	—	21,218
Balance June 30, 2023	128,723,386	$129	$—	$78,604	$5,008	$—	$83,741
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$38,232	$58,818
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,678	11,988
Amortization and write-off of deferred financing fees	1,551	4,279
Stock-based compensation	90,936	—
Loss on disposition of property and equipment	343	516
Loss on investment in partnership	4,288	—
Gain on other investments	(476)	—
Deferred taxes	(15,969)	(7,253)
Noncash lease expense	15,185	9,093
Change in operating assets and liabilities
Accounts receivable, net	(62,770)	(76,563)
Other receivables	1,863	(9,925)
Prepaid expenses and other current assets	(18,286)	378
Other assets	(1,021)	(12,009)
Escrow funds	(3,882)	2,130
Operating lease obligations	(9,859)	(1,320)
Accounts payable	(17,203)	33,467
Accrued payroll and benefits	14,843	7,092
Accrued self-insurance liabilities	29,660	40,413
Other accrued expenses	5,492	(36,367)
Other liabilities	3,995	33,475
NET CASH PROVIDED BY OPERATING ACTIVITIES	$93,600	$58,212

Cash flows from investing activities
Investment in partnership	$(5,081)	$—
Non-operating distributions from investment in partnership	1,190	945
Purchase of investments	(35,000)	—
Acquisition of facilities	(174,650)	(52,365)
Purchase of property and equipment	(26,093)	(16,591)
Cash proceeds from the sale of assets	—	750
NET CASH USED IN INVESTING ACTIVITIES	$(239,634)	$(67,261)

Cash flows from financing activities
Borrowing on lines-of-credit, net of deferred financing fees	$288,000	$178,905
Payments on lines-of-credit	(560,000)	(222,002)
Dividends on common stock	(33,721)	(43,728)
Contributions from non-controlling interest	502	—
Borrowings of long-term debt, net of deferred financing fees	39,757	315,167
Payments on long-term debt	(9,913)	(236,969)
Proceeds from initial public offering, net of issuance costs	414,157	—
Taxes paid related to net share settlement of stock-based compensation awards	(33,598)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$105,184	$(8,627)

Net change in cash	(40,850)	(17,676)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$77,854	$80,530

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,550	$28,004
Income taxes	43,455	16,540

Non-cash financing and investing activity
Accrued capital expenditures	$5,154	$2,552
Assets acquired in operation expansions in exchange for notes payable	—	3,635
Assets acquired in operation expansions through settlement of notes receivable	500	—
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company), a Delaware corporation, was incorporated on March 24, 2023. PACS Group is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of June 30, 2024, PACS Group subsidiaries operated 220 health care facilities in the states of Arizona, California, Colorado, Kentucky, Missouri, Nevada, Ohio, South Carolina, and Texas. PACS Group subsidiaries operated approximately 24,480 skilled nursing beds and 880 assisted living beds as of that date. As of June 30, 2024, PACS Group subsidiaries operated 182 facilities under long-term lease arrangements and had options to purchase 13 of those facilities.
PACS Group subsidiaries have investments in joint ventures that own the underlying real estate and related improvements of 12 post-acute care facilities that are operated by other PACS Group subsidiaries. PACS Group also owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities and one non-affiliated ALF operating entity. PACS Group’s real estate portfolio includes 38 properties which are operated and managed by applicable PACS Group subsidiaries.
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
Reorganization
Prior to June 30, 2023, Providence Group, Inc. (PGI) owned the operating subsidiaries of PACS Group. On June 30, 2023, PGI and its consolidated subsidiaries reorganized (the Reorganization) to facilitate their entrance into a new credit agreement, dated June 30, 2023 (the New Credit Agreement), between certain lenders party thereto, Truist Bank (Truist), as administrative agent, PACS Group, and PACS Holdings, LLC (PACS Holdings) as borrower thereunder. PACS Group and its wholly owned subsidiary PACS Holdings were created on March 24, 2023, and April 10, 2023, respectively, in anticipation of the Reorganization. The equity interests of certain other direct or indirect wholly-owned subsidiaries of PGI at the time of the Reorganization were also contributed to other new direct or indirect wholly-owned subsidiaries of PACS Group to facilitate the New Credit Agreement. PACS Group and its consolidated subsidiaries subsequent to the Reorganization are collectively referred to herein as the Company. The New Credit Agreement is described in Note 6, “Credit Facilities”.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed combined/consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed combined/consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed combined/consolidated balance sheets and the amount of condensed combined/consolidated (loss) income that is attributable to the Company and the noncontrolling interest in its condensed combined/consolidated statements of (loss) income and comprehensive (loss) income.
The accompanying condensed combined/consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed combined/consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s final prospectus filed with the SEC on April 12, 2024. Management believes that the condensed combined/consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed combined/consolidated financial statements are not necessarily representative of operations for the entire year.
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
Included in restricted cash are funds held for PLGL claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See Note 5, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following presents all cash and cash equivalents and restricted cash on the condensed combined/consolidated balance sheets and reconcile to total cash included the condensed combined/consolidated statements of cash flows as of June 30, 2024, December 31, 2023, June 30, 2023:

	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$73,374	$73,416	$38,164
Restricted cash (included in prepaid expenses and other current assets)	4,480	4,977	7,907
Restricted cash (included in other assets)	—	40,311	34,459
Total cash, cash equivalents, and restricted cash	$77,854	$118,704	$80,530
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At June 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial to the condensed combined/consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed combined/consolidated statements of (loss) income and comprehensive (loss) income. The implicit price concession recorded as a reduction to patient and resident service revenue was $21,980 and $11,336 for the three months ended June 30, 2024 and 2023, respectively, and was $42,936, and $22,411 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company has recorded estimated implicit price concessions as a reduction to accounts receivable of $59,201 and $42,171, respectively.

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
Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 to 15 years
Furniture and equipment - minimum of 3 to a maximum of 15 years
Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease. Upon sale or retirement, the cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss included in current income.
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease (for accounting purposes) at the inception of each lease.
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the combined/consolidated statements of (loss) income and comprehensive (loss) income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.
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
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the six months ended June 30, 2024 and 2023.
Accrued Risk Reserves
The Company is principally self-insured for risks related to PLGL claims. Accrued risk reserves primarily represent the accrual for risks associated with PLGL claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to its PLGL claims is to use an actuary to assist management in estimating the Company’s exposure for claims obligation (for both asserted and unasserted claims).
Investments in Joint Ventures
Investments in joint ventures, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company evaluates its investment in joint ventures, including cost in excess of book value

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
(equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the six months ended June 30, 2024 and 2023.
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
Advertising
Advertising costs are expensed as incurred. Advertising expenses included in the Company’s condensed combined/consolidated statements of (loss) income and comprehensive (loss) income were $1,710 and $1,758 for the three months ended June 30, 2024 and 2023, respectively, and were $3,740 and $3,573 for the six months ended June 30, 2024 and 2023, respectively.
Income Taxes
The Company utilizes ASC Topic 740, Income Taxes (ASC 740), which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 8, “Income Taxes”, for further discussion of the Company’s accounting for income taxes.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 23% and 37% of total accounts receivable, respectively, at June 30, 2024 and 20% and 36% of total accounts receivable, respectively, at December 31, 2023. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. 64% of the Company’s skilled nursing beds are located in California.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values, ratably over the requisite service period of the award. Net (loss) income has been reduced as a result of the recognition of the fair value of all restricted stock unit awards issued, the amount of which is based upon the number of grants and other variables. The Company accounts for award forfeitures as they occur.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net (loss) income. For the six months ended June 30, 2024 and 2023, comprehensive (loss) income includes unrealized gains and losses on the Company’s available-for-sale debt securities.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Performance obligations are determined based on the nature of the services provided by the applicable licensed healthcare provider entity. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to residents receiving services in the facility and, when applicable, residents receiving services in their homes (independent care or assisted living). The Company measures the performance obligation from admission into the facility, or the commencement of the service, to the point when the applicable licensed healthcare provider entity is no longer required to provide services to that resident, which is generally at the time that the resident discharges from the applicable facility or passes away.
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
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an annually established daily reimbursement rate for eligible stays. The rate is adjusted annually. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 38.1% and 35.4% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended June 30, 2024 and 2023, respectively, and 38.4% and 32.9% of the Company’s condensed combined/consolidated net patient and resident revenue for the six months ended June 30, 2024 and 2023, respectively.
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 37.5% and 41.7% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended June 30, 2024 and 2023, respectively, and 36.6% and 44.8% of the Company’s condensed combined/consolidated net patient and resident revenue for the six months ended June 30, 2024 and 2023, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 24.4% and 22.9% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended June 30, 2024 and 2023, respectively, and 25.0% and 22.3% of the Company’s condensed combined/consolidated net patient and resident revenue for the six months ended June 30, 2024 and 2023, respectively.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Included in the Company’s condensed combined/consolidated balance sheets are contract balances, comprising of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of June 30, 2024 and December 31, 2023.
Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of audits and other reviews by governmental agencies or payor sources, health care providers from time to time receive requests for information and notices regarding billing audits and potential noncompliance with applicable laws and regulations, which, in some instances, can ultimately result in substantial monetary recoupments or other remedies being imposed on the healthcare provider. Compliance with such laws and regulations may also be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. The Company believes that it is in compliance with all applicable laws and regulations.
The contracts the Company has with commercial payors also provide for retrospective audits and review of claims.
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
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Medicare	$368,044	37.5%	$316,877	41.7%
Medicaid	373,818	38.1%	268,867	35.4%
Managed care	191,273	19.5%	138,440	18.2%
Private and other	48,263	4.9%	36,240	4.7%
Total patient and resident service revenue	$981,398	100.0%	$760,424	100.0%

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Medicare	$701,387	36.6%	$657,287	44.8%
Medicaid	736,170	38.4%	483,026	32.9%
Managed care	375,553	19.6%	261,877	17.8%
Private and other	102,586	5.4%	66,060	4.5%
Total patient and resident service revenue	$1,915,696	100.0%	$1,468,250	100.0%
Additional Funding and CARES Act
Through the CARES Act, the Company received funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) during the years ended December 31, 2022 and 2021. These funds were provided to healthcare providers who diagnose, test, or care for individuals with cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19. The Company recorded these funds as deferred revenue upon

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
receipt and revenue was recognized only to the extent that health-care related expenses or lost revenues had been incurred and were not reimbursed from other funding sources. The Company recognized an immaterial amount of additional funding in the six months ended June 30, 2023 for funds received prior to 2023. The Company did not receive any additional funds related to this program during 2023 or 2024.
The CARES Act also provided for refundable payroll tax credits known as the Employee Retention Tax Credit, which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of June 30, 2024 and December 31, 2023, the Company has recorded $36,508 and $36,477, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.
NOTE 4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at:

	June 30, 2024	December 31, 2023
Buildings and improvements	$533,808	$372,554
Leasehold improvements	68,298	58,958
Furniture, fixtures, and other	80,229	64,750
Construction in process	53,589	50,937
Land	69,678	55,593
Finance lease right-of-use assets	40,536	40,536
	846,138	643,328
Less: accumulated depreciation and amortization	(82,234)	(65,800)
Property and equipment, net	$763,904	$577,528
The Company did not record an impairment charge for the six months ended June 30, 2024, and 2023.
See Note 12, “Operation Expansions”, for information on expansions during the six months ended June 30, 2024.
NOTE 5.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $35,476 and $0 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the components of the fair value of the insurance subsidiary deposits and investments include amortized costs of $35,000 and net unrealized gains of $476. Gains and losses on investments are recorded within other expense, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed combined/consolidated balance sheets and are classified as available-for-sale securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
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
NOTE 6.CREDIT FACILITIES
On February 28, 2023, the Company entered into a working capital loan agreement (the Working Capital Loan) in connection with the acquisition of various new facilities. The Working Capital Loan allowed the Company to borrow up to

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
$17,500 at an annual interest rate of 9%. On May 8, 2023, the Company drew on the Working Capital Loan in the amount of $15,000. As described below, the Working Capital Loan was repaid during 2023 and, as such, has a zero balance as of June 30, 2024.
On June 30, 2023, the Company and certain of its subsidiaries entered into a credit agreement with Truist and a syndicate of lenders (the 2023 Credit Agreement), that extended credit in the form of the revolving credit facility thereunder, (the 2023 Revolving Credit Facility), including letter of credit and swing line sub facilities and a term loan facility (Truist Term Loan), together referred to as the 2023 Credit Facility. The 2023 Credit Agreement provided for: (i) the 2023 Revolving Credit Facility with revolving commitments in an aggregate principal amount of $150,000, including a letter of credit sub facility in an amount representing that portion of the aggregate revolving commitments that may be used by the borrower for the issuance of letters of credit in an aggregate face amount not to exceed $30,000 and a swingline loan sub facility in an aggregate principal amount at any time outstanding not to exceed $20,000 and (ii) the Truist Term Loan in an aggregate principal amount of $275,000.
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
On December 7, 2023, the Company amended and restated the 2023 Credit Facility (the Amended and Restated 2023 Credit Facility). The Amended and Restated 2023 Credit Facility provided for an increase of the 2023 Revolving Credit Facility to an aggregate principal amount of $600,000, which revolving commitments may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.
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
The agreement above contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated 2023 Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated 2023 Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00. The Company was in compliance with all such covenants and restrictions as of June 30, 2024.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company maintains the Amended and Restated 2023 Credit Facility as its single line-of-credit. At June 30, 2024, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. The balance outstanding on all applicable lines was $248,000 and $520,000 at June 30, 2024 and December 31, 2023, resulting in available cash of $340,350 and $80,000, respectively, net of letter of credit usage.
Deferred financing fees on lines-of-credit were $15,099 as of June 30, 2024 and December 31, 2023. Amortization expense relating to deferred financing fees on lines-of-credit for the three months ended June 30, 2024 and 2023 was $755 and $165, respectively and for the six months ended June 30, 2024 and 2023 were $1,510 and $352, respectively. Accumulated amortization related to deferred financing fees on lines-of-credit was $1,703 and $193 as of June 30, 2024 and December 31, 2023, respectively.
On April 15, 2024, the Company completed an Initial Public Offering (IPO), as described in Note 13, “Capital Stock”, receiving initial net proceeds of $423,000. The Company used $370,000 of the net proceeds from the IPO, which represented 87.5% of the net proceeds from the IPO, to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and used the remaining amount for general corporate purposes to support the growth of the business.
NOTE 7.LONG-TERM DEBT
During the six months ended June 30, 2024 and the year ended December 31, 2023, some of the Company's subsidiaries entered into Department of Housing and Urban Development (HUD)-insured mortgage loans in the aggregate amount of $34,685 and $88,809, respectively. As a result, 11 of the Company's subsidiaries had mortgage loans insured with HUD in the aggregate amount of $199,404 as of June 30, 2024, of which $3,339 is classified as short-term and the remaining $196,058 is classified as long-term. As of December 31, 2023, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $166,181 of which $2,346 was classified as short-term and the remaining $163,835 was classified as long-term. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of June 30, 2024, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through December 31, 2058. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 35 years.
In addition to the HUD-insured mortgage loans above, the Company has 12 other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates in the range of 2.0% and 7.5% per annum with various maturity dates through June 1, 2027. The notes are secured by equipment and guarantees by the Company and certain stockholders. As of June 30, 2024 and December 31, 2023, the Company had $46,021 and $48,829, respectively, of debt principal outstanding under the mortgage loans and promissory notes, of which $12,407 is classified as short-term and the remaining $33,614 is classified as long-term as of June 30, 2024, and $14,476 is classified as short-term and the remaining $34,353 is classified as long-term as of December 31, 2023.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of June 30, 2024 and December 31, 2023. The loans above are guaranteed by the Company. Additionally, various loans are secured by real property with a carrying value amounting to $235,222 and $438,645 at June 30, 2024 and December 31, 2023, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Long-term debt consists of the following at:

	June 30, 2024	December 31, 2023
HUD-insured mortgage loans	$199,404	$166,181
Other mortgage loans and promissory notes	46,021	48,829
Less: current maturities	(15,745)	(16,822)
Less: deferred financing fees, net	(2,573)	(2,480)
Total	$227,107	$195,708
Deferred financing fees incurred in conjunction with debt financing of $2,745 and $2,611 as of June 30, 2024 and December 31, 2023, respectively, are being amortized over the life of the respective loans. Total amortization related to deferred financing fees is included in interest expense and amounted to $21 and $390 for the three months ended June 30, 2024 and 2023, respectively, and $41 and $818 for the six months ended June 30, 2024 and 2023, respectively. Accumulated amortization related to those deferred financing fees was $172 and $131 at June 30, 2024 and December 31, 2023, respectively.
As discussed in Note 6, “Credit Facilities”, on June 30, 2023, the Company borrowed under the Truist Term Loan in connection with the execution of the 2023 Credit Agreement. Under the Truist Term Loan, the Company borrowed $275,000. The Truist Term Loan has a maturity date of June 30, 2028. Upon closing of the Truist Term Loan, the Company paid off certain other mortgage loans and promissory notes in the aggregate amount of $224,802. The Truist Term Loan was repaid on December 7, 2023 in connection with the closing of the Amended and Restated 2023 Credit Facility and as such, has a zero balance as of June 30, 2024.
NOTE 8.INCOME TAXES
The Company recorded income tax expense of $22,441 and $21,871 during the six months ended June 30, 2024, and 2023, respectively, or 37.0% of earnings before income taxes for the six months ended June 30, 2024, compared to 27.1% for the six months ended June 30, 2023. The change in effective tax rate in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024.
The Company is subject to U.S. federal income tax, as well as income tax in certain states in which it operates. The Company’s federal returns for tax years 2020 and forward are subject to examination, and state returns for tax years 2019 and forward are subject to examination. The Company’s balance of net deferred tax assets and net deferred tax liabilities are included within other assets and other liabilities on the condensed combined/consolidated balance sheets as of June 30, 2024 and 2023, respectively.
As of June 30, 2024 and 2023, the Company did not have any unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate the uncertain tax position to change materially within the next twelve months.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
For 13 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of these purchase options was not reasonably assured.
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
Finance lease right-of-use assets are included in property and equipment and have a balance of $37,205 and $37,850 as of June 30, 2024 and December 31, 2023, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $991 and $942 as of June 30, 2024 and December 31, 2023, respectively. The long-term portion of finance lease liabilities is included in other liabilities and has a balance of $40,279 and $40,766 as of June 30, 2024 and December 31, 2023, respectively.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense
Rent - cost of services (1)	$65,833	$51,456	$129,794	$96,560
General and administrative expense	607	353	1,417	708
Variable lease costs (2)	8,119	6,044	17,033	11,964
Total operating lease expense	$74,559	$57,853	$148,244	$109,232
Finance lease expense
Amortization of right-of-use assets	322	313	645	620
Interest on lease liabilities	736	198	1,476	330
Total financing lease expense	1,058	511	2,121	950
Total Lease Expense	$75,617	$58,364	$150,365	$110,182
__________________
(1)Rent - cost of services includes other variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $497 and $620 for the three months ended June 30, 2024 and 2023, respectively, and $1,035 and $1,578 for the six months ended June 30, 2024 and 2023, respectively.
(2)Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company’s unaudited condensed combined/consolidated statements of (loss) income and comprehensive (loss) income.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table summarizes supplemental cash flow information related to leases:

	Six Months Ended June 30,
	2024	2023
Operating cash paid for amounts included in the measurement of operating lease liabilities	$116,026	$88,175
Operating cash paid for amounts included in the measurement of finance lease liabilities	1,476	330
Financing cash paid for amounts included in the measurement of finance lease liabilities	438	1,065
Operating lease right-of-use assets obtained in exchange for lease liabilities	259,201	557,412
Financing lease right-of-use assets obtained in exchange for lease liabilities	—	2,028
Information relating to the lease term and discount rate is as follows:

As of June 30, 2024
Weighted-average remaining lease term (years)
Operating leases	14
Financing leases	2
Weighted-average discount rate
Operating leases	5.8%
Financing leases	7.2%
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
Maturities of lease liabilities as of June 30, 2024 were as follows:

	Finance Leases	Operating Leases	Total
2024 (remainder)	$1,929	$116,501	$118,430
2025	23,560	232,133	255,693
2026	2,241	231,843	234,084
2027	17,995	229,876	247,871
2028	782	231,979	232,761
2029	391	233,208	233,599
Thereafter	—	1,934,120	1,934,120
Total lease payments	$46,898	$3,209,660	$3,256,558
Less: present value discount	(5,627)	(1,027,797)	(1,033,424)
Present value of lease liabilities	$41,271	$2,181,863	$2,223,134
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed combined/consolidated statements of (loss) income and comprehensive (loss) income.
NOTE 10.RELATED PARTY TRANSACTIONS
On July 1, 2021, the Company entered into a Consulting and Strategic Advisory Services Agreement with Helios Consulting, LLC (Helios), a limited liability company owned by Jason Murray, the Company’s Chief Executive Officer and Chairman of its board of directors, and Mark Hancock, Executive Vice Chairman of its board of directors, (Helios

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Consulting Agreement) which automatically renewed for successive one-year terms. The Helios Consulting Agreement provided for a cash consulting fee of approximately $4,000 annually, paid in monthly installments, for consulting and strategic advisory services provided to the Company by Helios. For the three months ended June 30, 2024 and 2023, the Company paid $0 and $1,000 (inclusive of $0 and $38, respectively, paid to a subsidiary of Helios), respectively. For the six months ended June 30, 2024 and 2023, the Company paid $0 and $2,000 (inclusive of $0 and $75, respectively, paid to a subsidiary of Helios), respectively. As of December 31, 2023, the Company terminated the Helios Consulting Agreement.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $250 to $500 per claim, as well as an additional aggregate one-time deductible generally ranging from $750 to $4,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an actuary to assist management in recording the expense and related liability for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed combined/consolidated balance sheets are PLGL self-insurance liabilities amounting to $183,836 and $162,976 as of June 30, 2024 and December 31, 2023, respectively, which include $31,628 and $34,676, respectively, of estimated obligations that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of June 30, 2024 and December 31, 2023 include $53,673 and $43,083, respectively, that were related to unasserted claims. The Company recorded an asset for the estimated obligations that will be covered by the unrelated insurer. As of June 30, 2024 this asset amounted to $5,377 and $26,251 recorded within other receivables and other assets, respectively, and as of December 31, 2023, this asset amounted to $5,895 and $28,781 recorded within other receivables and other assets, respectively, as the claims related to the Company's general and professional liability and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
Indemnities
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the combined/consolidated balance sheets for any of the periods presented.
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
2024 Expansions
During the six months ended June 30, 2024, the Company’s operations and real estate portfolio grew through a combination of long-term leases and real estate purchases, with the addition of 12 stand-alone facilities and nine real estate purchases. Of the nine real estate purchases, four of the properties were acquired in conjunction with the operations of the associated facility. For the other five acquired properties, the Company’s subsidiaries previously operated the respective facilities and have now acquired the real estate associated with those operations. The aggregate purchase price for these acquisitions was $175,150. These new operations added 1,501 skilled nursing beds and 174 assisted living beds operated by the Company's affiliated operating subsidiaries.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2024 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the June 30, 2024 condensed combined/consolidated balance sheets of the Company, and the operating results have been included in the condensed combined/consolidated statements of (loss) income and comprehensive (loss) income of the Company since the date the Company gained effective control.
Expansions After Period End
On August 1, 2024, the Company finalized the acquisition of operations for 12 skilled nursing and 13 assisted living and independent living facilities. The operations are located across six states, including 19 facilities in Washington, two in Nevada, and one facility each in Alaska, Arizona, California, and Montana. Collectively, these facilities comprise 1,072 skilled nursing beds and 831 assisted living and independent living units. Of these facilities, 21 are leased from a new joint venture the Company entered into on the same date for $10,000 in which it owns a 25.8% interest. The remaining four facilities are leased from unaffiliated third-party landlords.
Additionally, subsequent to June 30, 2024, the Company’s operations grew with the addition of three stand-alone facilities in Kansas through a long-term lease. The new operations added 378 skilled nursing beds operated by the Company’s affiliated operating subsidiaries.
NOTE 13.CAPITAL STOCK
The Reorganization on June 30, 2023 referred to in Note 1, “Organization and Nature of Business”, resulted in the Common Shares outstanding being converted from 600 shares of PGI to 20,000 shares of PACS Group (a 1 to 33.33 conversion ratio). On March 31, 2024, the Company’s board of directors approved a 1 to 6,436.1693 stock split of its issued and outstanding common stock, which was effective by amendment to the Company’s charter on April 1, 2024. As part of the amendment, the number of authorized shares of common stock was revised to 1,250,000,000 with the par value remaining at $0.001 per share, and the number of authorized shares of preferred stock was approved to be 50,000,000 with a par value of $0.001. All issued and outstanding common stock and per share amounts contained in the condensed combined/consolidated financial statements have been retrospectively adjusted to give effect to the stock split for all periods presented.
On April 15, 2024, the Company completed an IPO in which the Company issued and sold 21,428,572 shares of common stock at a public offering price of $21.00 per share, generating aggregate gross proceeds of $450,000 before underwriter discounts and commissions, fees and other expenses of $35,843. In addition, the underwriters exercised their 30-day option to purchase an additional 3,214,284 shares of the Company’s common stock at the initial public offering price from the selling stockholders, less underwriting discounts and commissions. The Company did not receive any proceeds from any sale of shares by the selling stockholders. The Company’s common stock is traded on the New York Stock Exchange under the symbol “PACS”.
As of June 30, 2024, the amount of issued and outstanding common stock is 152,399,733. The Company has not issued any shares of preferred stock.
NOTE 14.COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per share is calculated by dividing net (loss) income attributable to the common stockholders by the weighted-average shares of Common Stock outstanding for the period. The computation of diluted net (loss) income per share is similar to the computation of basic net (loss) income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(10,908)	$21,220	$38,232	$58,818
Less: net income attributable to noncontrolling interest	2	2	4	3
Net (loss) income attributable to PACS Group, Inc.	$(10,910)	$21,218	$38,228	$58,815
Denominator:
Weighted average common shares outstanding	149,463,655	128,723,386	139,093,520	128,723,386

Basic net (loss) income per common share	$(0.07)	$0.16	$0.27	$0.46
A reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(10,908)	$21,220	$38,232	$58,818
Less: net income attributable to noncontrolling interest	2	2	4	3
Net (loss) income attributable to PACS Group, Inc.	$(10,910)	$21,218	$38,228	$58,815
Denominator:
Weighted average common shares outstanding	149,463,655	128,723,386	139,093,520	128,723,386
Plus: effect of diluted shares(1)	—	—	591,098	—
Adjusted weighted average common shares outstanding	149,463,655	128,723,386	139,684,618	128,723,386

Diluted net (loss) income per common share	$(0.07)	$0.16	$0.27	$0.46
__________________
(1) The diluted per share amounts do not reflect 1,182,196 common share equivalents from restricted stock units for the three months ended June 30, 2024 because of their anti-dilutive effect.

NOTE 15.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed combined/consolidated statements of (loss) income and comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
On March 31, 2024, the Company’s board of directors and stockholders approved the PACS Group, Inc. 2024 Incentive Award Plan (2024 Plan), which became effective on the date immediately preceding the date on which the Company’s IPO registration statement was declared effective by the Securities and Exchange Commission (SEC). The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan).

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (2024 ESPP), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP was equal to the number of shares equal to 1% of the number of shares of common stock outstanding as of immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). As of June 30, 2024 there have been no shares issued under this plan.
Restricted Stock Unit Awards
The Company granted RSU awards to key executives and directors of 15,409,470 and 0 shares during the six months ended June 30, 2024 and 2023, respectively. For certain awards granted to key executives, the stock price used to determine the award fair value was the initial public offering price of $21.00 per share. Subsequent grants to non-employee directors used the market price on the date of respective grant to determine the award fair value. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years as the grantee meets the requisite service condition. Other awards granted vest over one year. The fair value per share of RSU awards granted during the six months ended June 30, 2024 ranged from $21.00 to $24.85. The fair value per share includes awards to non-employee directors.
A summary of the status of the Company’s non-vested RSU awards for the six months ended June 30, 2024 is presented below (there was no such activity prior to the approval of the 2024 Plan, including in 2023):

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	15,409,470	21.00
Vested	(3,847,652)	21.00
Forfeited	—	—
Non-vested at June 30, 2024	11,561,818	$21.01
During the six months ended June 30, 2024, the company granted 18,891 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The fair value per share of these awards were $24.85 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense related to restricted stock unit awards	$90,936	$—	$90,936	$—
Total stock-based compensation expense	$90,936	$—	$90,936	$—
In future periods, the Company expects to recognize approximately $232,736 in stock-based compensation expense for unvested RSU awards that were outstanding as of June 30, 2024. Future stock-based compensation expense will be recognized over 4.8 weighted average years for unvested RSU awards.

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

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities, with 220 post-acute care facilities across nine states serving over 22,000 patients daily. We also provide senior care, assisted living, and independent living options in some of our communities. Our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. The resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.3 and 94%, respectively, as of June 30, 2024. As of June 30, 2024, the average QM Star rating and occupancy rate for New facilities was 4.1 and 84%, respectively.
On April 10, 2024, our registration statement on Form S-1 (File No. 333-277893) (Registration Statement) related to our IPO was declared effective by the SEC, and our common stock began trading on The New York Stock Exchange (NYSE), on April 11, 2024. Our IPO closed on April 15, 2024.
Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of June 30, 2024:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Arizona	9	1,219	—	—	9	1,219
California	114	13,144	24	2,587	138	15,731
Colorado	19	2,226	1	242	20	2,468
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Nevada	3	215	2	165	5	380
Ohio	6	637	—	—	6	637
South Carolina	21	2,352	4	488	25	2,840
Texas	3	290	2	246	5	536
	182	20,869	38	4,492	220	25,361
During the six months ended June 30, 2024, we expanded our operations with the addition of eleven stand-alone skilled nursing operations and one assisted living facility. These new operations added a total of 1,501 skilled nursing beds and 174 assisted living beds to be operated by our affiliated operating subsidiaries.
Subsequent to June 30, 2024, our operations grew with the addition of 28 stand-alone facilities through long-term leases across seven states, including four new states for the Company. Of the new facilities, 21 are leased from a new joint venture we entered into in which we own a 25.8% interest. The new operations added 1,450 skilled nursing beds and 831 assisted living and independent living beds operated by our affiliated operating subsidiaries. For further discussion of our real estate properties and expansions, see Note 12, “Operation Expansions”, in the Notes to the condensed combined/consolidated financial statements.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes six and three assisted living and independent living facilities for the six months ended June 30, 2024 and 2023, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities and New facilities as of and for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Total facility results:
Skilled nursing services revenue	$973,082	$755,994	$217,088	28.7%
Skilled mix by revenue	51.2%	58.0%		(6.8)%
Skilled mix by nursing patient days	29.2%	34.7%		(5.5)%
Occupancy for skilled nursing services:
Available patient days	2,225,208	1,773,346	451,862	25.5%
Actual patient days	2,023,865	1,621,868	401,997	24.8%
Occupancy rate (operational beds)	91.0%	91.5%		(0.5)%
Number of facilities at period end	214	185	29	15.7%
Number of operational beds at period end	24,483	20,536	3,947	19.2%

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Mature facility(1) results:
Skilled nursing services revenue	$298,199	$272,629	$25,570	9.4%
Skilled mix by revenue	55.2%	60.1%		(4.9)%
Skilled mix by nursing patient days	32.2%	37.0%		(4.8)%
Occupancy for skilled nursing services:
Available patient days	634,361	621,374	12,987	2.1%
Actual patient days	597,657	579,008	18,649	3.2%
Occupancy rate (operational beds)	94.2%	93.2%		1.0%
Number of facilities at period end	65	65	—	—%
Number of operational beds at period end	6,971	6,959	12	0.2%
__________________
(1)Mature facilities represent facilities purchased more than 36 months before the date presented.

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Ramping facility(1) results:
Skilled nursing services revenue	$413,207	$237,944	$175,263	73.7%
Skilled mix by revenue	56.1%	58.5%		(2.4)%
Skilled mix by nursing patient days	33.0%	35.6%		(2.6)%
Occupancy for skilled nursing services:
Available patient days	853,398	545,557	307,841	56.4%
Actual patient days	805,472	507,200	298,272	58.8%
Occupancy rate (operational beds)	94.4%	93.0%		1.4%
Number of facilities at period end	84	72	12	16.7%
Number of operational beds at period end	9,378	7,882	1,496	19.0%
__________________
(1)Ramping facilities represent facilities purchased within 18-36 months of the date presented.

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
New facility(1) results:
Skilled nursing services revenue	$261,676	$245,421	$16,255	6.6%
Skilled mix by revenue	39.0%	55.2%		(16.2)%
Skilled mix by nursing patient days	21.3%	31.5%		(10.2)%
Occupancy for skilled nursing services:
Available patient days	737,449	606,415	131,034	21.6%
Actual patient days	620,736	535,660	85,076	15.9%
Occupancy rate (operational beds)	84.2%	88.3%		(4.1)%
Number of facilities at period end	65	48	17	35.4%
Number of operational beds at period end	8,134	5,695	2,439	42.8%
__________________
(1)New facilities represent facilities purchased less than 18 months from the date presented.

The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities and New facilities as of and for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Total facility results:
Skilled nursing services revenue	$1,900,538	$1,461,568	$438,970	30.0%
Skilled mix by revenue	51.6%	60.8%		(9.2)%
Skilled mix by nursing patient days	29.5%	37.3%		(7.8)%
Occupancy for skilled nursing services:
Available patient days	4,389,269	3,359,730	1,029,539	30.6%
Actual patient days	3,994,467	3,078,280	916,187	29.8%
Occupancy rate (operational beds)	91.0%	91.6%		(0.6)%
Number of facilities at period end	214	185	29	15.7%
Number of operational beds at period end	24,483	20,536	3,947	19.2%

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Mature facility(1) results:
Skilled nursing services revenue	$584,618	$544,170	$40,448	7.4%
Skilled mix by revenue	55.4%	63.0%		(7.6)%
Skilled mix by nursing patient days	32.3%	39.4%		(7.1)%
Occupancy for skilled nursing services:
Available patient days	1,268,904	1,217,416	51,488	4.2%
Actual patient days	1,197,660	1,134,502	63,158	5.6%
Occupancy rate (operational beds)	94.4%	93.2%		1.2%
Number of facilities at period end	65	65	—	—%
Number of operational beds at period end	6,971	6,959	12	0.2%
__________________
(1)Mature facilities represent facilities purchased more than 36 months before the date presented.

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Ramping facility(1) results:
Skilled nursing services revenue	$817,146	$271,152	$545,994	201.4%
Skilled mix by revenue	56.8%	59.1%		(2.3)%
Skilled mix by nursing patient days	33.6%	35.9%		(2.3)%
Occupancy for skilled nursing services:
Available patient days	1,679,388	627,582	1,051,806	167.6%
Actual patient days	1,590,306	583,678	1,006,628	172.5%
Occupancy rate (operational beds)	94.7%	93.0%		1.7%
Number of facilities at period end	84	72	12	16.7%
Number of operational beds at period end	9,378	7,882	1,496	19.0%
__________________
(1)Ramping facilities represent facilities purchased within 18-36 months of the date presented.

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(dollars in thousands)
New facility(1) results:
Skilled nursing services revenue	$498,774	$646,246	$(147,472)	(22.8)%
Skilled mix by revenue	38.7%	59.7%		(21.0)%
Skilled mix by nursing patient days	21.3%	36.2%		(14.9)%
Occupancy for skilled nursing services:
Available patient days	1,440,977	1,514,732	(73,755)	(4.9)%
Actual patient days	1,206,501	1,360,100	(153,599)	(11.3)%
Occupancy rate (operational beds)	83.7%	89.8%		(6.1)%
Number of facilities at period end	65	48	17	35.4%
Number of operational beds at period end	8,134	5,695	2,439	42.8%
__________________
(1)New facilities represent facilities purchased less than 18 months from the date presented.
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, Mature facilities, Ramping facilities and New facilities for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	37.3%	43.0%	37.3%	39.6%	22.7%	40.7%	33.3%	41.2%
Managed care	17.9	17.1	18.8	18.9	16.3	14.5	17.9	16.8
Skilled mix	55.2	60.1	56.1	58.5	39.0	55.2	51.2	58.0
Medicaid	38.0	34.2	36.1	34.7	51.5	39.3	40.9	36.0
Private and other	6.8	5.7	7.8	6.8	9.5	5.5	7.9	6.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	18.5%	23.3%	19.1%	21.3%	9.8%	21.4%	16.1%	22.0%
Managed care	13.7	13.7	13.9	14.3	11.5	10.1	13.1	12.7
Skilled mix	32.2	37.0	33.0	35.6	21.3	31.5	29.2	34.7
Medicaid	59.8	54.8	58.0	54.8	67.7	61.1	61.5	56.9
Private and other	8.0	8.2	9.0	9.6	11.0	7.4	9.3	8.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, Mature facilities, Ramping facilities and New facilities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	37.5%	46.7%	38.2%	39.9%	22.4%	44.2%	33.8%	44.3%
Managed care	17.9	16.3	18.6	19.2	16.3	15.5	17.8	16.5
Skilled mix	55.4	63.0	56.8	59.1	38.7	59.7	51.6	60.8
Medicaid	37.9	31.8	35.6	34.1	52.1	34.6	40.7	33.5
Private and other	6.7	5.2	7.6	6.8	9.2	5.7	7.7	5.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	18.5%	25.9%	19.7%	21.4%	9.7%	24.3%	16.3%	24.3%
Managed care	13.8	13.5	13.9	14.5	11.6	11.9	13.2	13.0
Skilled mix	32.3	39.4	33.6	35.9	21.3	36.2	29.5	37.3
Medicaid	59.6	52.6	57.5	54.3	68.1	55.9	61.3	54.4
Private and other	8.1	8.0	8.9	9.8	10.6	7.9	9.2	8.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
Average daily rate	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	$942.19	$860.20	$964.00	$874.26	$941.43	$877.56	$952.39	$870.03
Managed care	607.42	578.47	669.00	622.60	576.64	660.87	625.09	615.61
Total for skilled patient payors (1)	799.34	755.50	840.05	773.19	744.55	808.09	805.42	776.92
Medicaid	295.91	289.89	307.71	297.55	308.84	296.27	304.70	294.46
Private and other	391.41	320.93	426.07	336.44	346.27	341.17	388.39	332.40
Total (2)	$465.52	$464.61	$494.08	$470.60	$405.66	$460.82	$458.53	$465.23
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Average daily rate	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	$939.91	$852.46	$966.33	$869.07	$930.02	$868.65	$950.80	$862.37
Managed care	604.43	573.93	664.97	617.61	567.60	623.11	620.08	603.11
Total for skilled patient payors (1)	796.73	757.22	841.57	767.70	733.14	787.99	803.17	772.32
Medicaid	295.48	286.70	308.29	292.51	308.72	296.20	304.70	292.11
Private and other	385.84	310.77	417.29	328.06	349.97	346.82	385.59	329.83
Total (2)	$464.80	$474.14	$497.10	$466.65	$403.58	$478.36	$459.17	$474.58
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). EBITDA and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net (loss) income to the Non-GAAP Financial Measures in the table below, together with our audited combined/consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.
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
EBITDA – We calculate EBITDA as net (loss) income, adjusted for net losses attributable to noncontrolling interest, before: other expense, net; provision for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, losses incurred from debt restructuring, gains on lease termination, stock-based compensation expense, loss from equity method investment in joint venture and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. The loss related to our equity method investment in joint venture is a loss allocated to us from a discrete disposal recognized by one of our joint ventures.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP, on a combined/consolidated basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net (loss) income	$(10,908)	$21,220	$38,232	$58,818
Less: Net income attributable to noncontrolling interest	2	2	4	3
Add: Interest expense	9,187	15,306	24,578	25,942
(Benefit) provision for income taxes	(1,474)	10,370	22,441	21,871
Depreciation and amortization	8,776	6,159	16,678	11,988
EBITDA	$5,579	$53,053	$101,925	$118,616
Adjustments to EBITDA:
Acquisition related costs	486	205	692	708
Loss resulting from debt restructuring	—	3,109	—	3,109
Gain on lease termination	—	—	(8,046)	—
Stock-based compensation expense	90,936	—	90,936	—
Loss from equity method investment in joint venture	2,736	—	2,736	—
Adjusted EBITDA	$99,737	$56,367	$188,243	$122,433
Rent - cost of services	65,833	51,456	129,794	96,560
Adjusted EBITDAR	$165,570		$318,037

Key Factors Affecting Our Financial Condition and Results of Operations

We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the three and six months ended June 30, 2024 and 2023, skilled nursing services revenue represented over 99% of patient and resident service revenue.
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

Additional Funding
We received funding from the U.S. Department of Health and Human Services (HHS) through the PRF as we are the healthcare providers who diagnose, test, or care for individuals with cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19. In 2023, this program ended and we do not expect to recognize any revenue based on funding through the PRF in the future.
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
General and Administrative Expense
General and administrative expense consists primarily of payroll and related benefits and travel expenses for our PACS Services personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees) and costs relating to our information systems. Historically, our general and administrative expense has not included any stock-based compensation. In connection with our IPO in April 2024, we adopted the 2024 Plan and the 2024 ESPP. From this point forward, our general and administrative expense includes stock-based compensation.
We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also expect that our costs will increase related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other expenses that we will now incur as a public company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Depreciation and Amortization
Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 to 15 years
•Furniture and equipment - minimum of 3 to a maximum of 15 years

Other Expense, net
Other expense, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, including joint ventures, and gains from lease termination.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,		Change
	2024	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$981,398	$760,424	$220,974	29.1%
Other revenue	448	240	208	86.7%
Total revenue	$981,846	$760,664	$221,182	29.1%
Operating expenses
Cost of services	762,147	590,815	171,332	29.0%
Rent - cost of services	65,833	51,456	14,377	27.9%
General and administrative expense	144,380	62,695	81,685	130.3%
Depreciation and amortization	8,776	6,159	2,617	42.5%
Total operating expenses	$981,136	$711,125	$270,011	38.0%
Operating income	710	49,539	(48,829)	(98.6)%
Other (expense) income
Interest expense	(9,187)	(15,306)	6,119	(40.0)%
Other expense, net	(3,905)	(2,643)	(1,262)	47.7%
Total other expense, net	$(13,092)	$(17,949)	$4,857	(27.1)%
(Loss) income before provision for income taxes	(12,382)	31,590	(43,972)	(139.2)%
Benefit (provision) for income taxes	1,474	(10,370)	11,844	(114.2)%
Net (loss) income	$(10,908)	$21,220	$(32,128)	(151.4)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $221.0 million to $981.4 million for the three months ended June 30, 2024, a 29.1% increase compared to the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, skilled nursing services revenue represented more than 99.0% of patient and resident service revenue.
Skilled nursing services revenue increased by 28.7%, or $217.1 million, to $973.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change was driven by an increase in operational beds of 3,947 from June 30, 2023 to June 30, 2024 leading to a 24.8% increase in patient days year-over-year. Additionally, we experienced consistently high occupancy across all facilities of 91.0% for the three months ended June 30, 2024, a slight decrease as compared to 91.5% for the three months ended June 30, 2023. The decrease in occupancy across all facilities can be attributed to our New facilities only being 84.2% occupied for the three months ended June 30, 2024 compared to 88.3% for the three months ended June 30, 2023.
Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor sources. Our average Medicare daily rates increased by 9.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Our average Medicaid rates increased 3.5% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Other revenue - Other revenue increased by 86.7% to $0.4 million for the three months ended June 30, 2024, compared to the same period in the prior year.
Cost of services
Cost of services increased by $171.3 million to $762.1 million, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The 29.0% increase was primarily driven by an increase of $100.6 million in salaries and wages. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2023 accounted for $61.7 million or 61.3% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 188 as of June 30, 2023 to 220 as of June 30, 2024, an increase of 17.0%. This increase in operations and employees led to the increase in labor cost for New facilities as they were acquired throughout the year. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $37.8 million in administrative expenses for facilities driven by a $23.7 million increase in professional and general liability insurance; $19.0 million in contracted services made up of $9.8 million from New facilities, or 51.4%, and the remaining $9.2 million from Ramping and Mature facilities; and $11.3 million in nursing and dietary expenses, $7.8 million from New facilities, with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $65.8 million for the three months ended June 30, 2024, compared to $51.5 million for the three months ended June 30, 2023. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $81.7 million, to $144.4 million for the three months ended June 30, 2024, compared to $62.7 million for the three months ended June 30, 2023. This increase was primarily due to stock compensation expense associated with restricted stock units that were granted at the time of our IPO during the quarter, which accounted for $90.9 million of the increase and an increase in salaries and wages of $8.6 million. This was offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $17.5 million.
Depreciation and amortization
Depreciation and amortization increased by $2.6 million to $8.8 million, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $13.1 million for the three months ended June 30, 2024, a decrease of $4.9 million compared to the three months ended June 30, 2023. Other expense, net consists of interest expense related to our debt, which decreased by $6.1 million, to $9.2 million for the three months ended June 30, 2024, driven by a decrease in lines of credit and long term debt of $55.1 million from June 30, 2023 to June 30, 2024. This was offset by an increase in other expense of $1.3 million compared to the three months ended June 30, 2023, driven by a loss on a joint venture disposal.
Benefit (provision) for income taxes
Our income tax benefit totaled $1.5 million for the three months ended June 30, 2024, representing an effective tax rate of 11.9%, compared to a provision for income tax of $10.4 million and an effective tax rate of 32.8% for the three months ended June 30, 2023. The change in effective tax rate in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a decrease in earnings before tax related to stock-based compensation, resulting in a loss for the three months ended June 30, 2024. See Note 8 “Income Taxes”, in our condensed combined/consolidated financial statements for more information.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		Change
	2024	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,915,696	$1,468,250	$447,446	30.5%
Additional funding	—	375	(375)	(100.0)%
Other revenue	871	481	390	81.1%
Total revenue	$1,916,567	$1,469,106	$447,461	30.5%
Operating expenses
Cost of services	1,498,139	1,129,587	368,552	32.6%
Rent - cost of services	129,794	96,560	33,234	34.4%
General and administrative expense	191,286	122,137	69,149	56.6%
Depreciation and amortization	16,678	11,988	4,690	39.1%
Total operating expenses	$1,835,897	$1,360,272	$475,625	35.0%
Operating income	80,670	108,834	(28,164)	(25.9)%
Other (expense) income
Interest expense	(24,578)	(25,942)	1,364	(5.3)%
Gain on lease termination	8,046	—	8,046	100.0%
Other expense, net	(3,465)	(2,203)	(1,262)	57.3%
Total other expense, net	$(19,997)	$(28,145)	$8,148	(29.0)%
Income before provision for income taxes	60,673	80,689	(20,016)	(24.8)%
Provision for income taxes	(22,441)	(21,871)	(570)	2.6%
Net income	$38,232	$58,818	$(20,586)	(35.0)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $447.4 million to $1.916 billion for the six months ended June 30, 2024, a 30.5% increase compared to the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, skilled nursing services revenue represented more than 99.0% of patient and resident service revenue.
Skilled nursing services revenue increased by 30.0%, or $439.0 million, to $1.901 billion for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change was driven by an increase in operational beds of 3,947 from June 30, 2023 to June 30, 2024 leading to a 29.8% increase in patient days year-over-year. Additionally, we experienced consistent occupancy across all facilities of 91.0% for the six months ended June 30, 2024, a slight decrease as compared to 91.6% for the six months ended June 30, 2023. The decrease in occupancy across all facilities can be attributed to our New facilities only being 83.7% occupied for the six months ended June 30, 2024, compared to 89.8% for the six months ended June 30, 2023.
Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor sources. Our average Medicare daily rates increased by 10.3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Our average Medicaid rates increased 4.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Additional funding - Additional funding revenue was $0 for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023. The decrease was due to the termination of additional funding from the HHS under the Pandemic PHE in 2023.
Other revenue - Other revenue increased by 81.1% to $0.9 million for the six months ended June 30, 2024, compared to the same period in the prior year.
Cost of services
Cost of services increased by $368.6 million to $1,498.1 million, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The 32.6% increase was primarily driven by an increase of $220.1 million in salaries and wages. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2023 accounted for $110.2 million or 50.1% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 188 as of June 30, 2023 to 220 as of June 30, 2024, an increase of 17.0%. This increase in operations and employees led to the increase in labor cost for New facilities as they were acquired throughout the year. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $74.6 million in administrative expenses for facilities driven by a $41.3 million increase in professional and general liability insurance; $38.5 million in contracted services made up of $20.9 million from New facilities, or 54.2%, and $17.6 million from Ramping and Mature facilities; and $23.0 million in nursing and dietary expenses, $7.8 million from New facilities, with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $129.8 million for the six months ended June 30, 2024, compared to $96.6 million for the six months ended June 30, 2023. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $69.1 million, to $191.3 million for the six months ended June 30, 2024, compared to $122.1 million for the six months ended June 30, 2023. This increase was primarily due to the increase in stock compensation expense associated with restricted stock units that were granted at the time of our IPO during the quarter, which accounted for $90.9 million of the increase. The remainder was driven by an increase in salaries and wages of $15.1 million, offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $34.8 million. The remainder was spread out across various expense types.
Depreciation and amortization
Depreciation and amortization increased by $4.7 million to $16.7 million, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $20.0 million for the six months ended June 30, 2024, a decrease of $8.1 million compared to the six months ended June 30, 2023. Other expense, net consists of interest expense related to our debt, which decreased by $1.4 million, to $24.6 million for the six months ended June 30, 2024, driven by a decrease in lines of credit and long-term debt of $55.1 million from June 30, 2023 to June 30, 2024. Additionally, in the six months ended June 30, 2024, other expense, net included a gain of $8.0 million recognized upon the termination of a lease. These changes were offset by a loss of $2.7 million on a joint venture disposal during the six months ended June 30, 2024. The remaining changes were spread out across various other expense types.
Provision for income taxes
Provision for income taxes totaled $22.4 million for the six months ended June 30, 2024, representing an effective tax rate of 37.0%, compared to a provision for income tax of $21.9 million and an effective tax rate of 27.1% for the six months ended June 30, 2023. The change in effective tax rate in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024. See Note 8, “Income Taxes” in our condensed combined/consolidated financial statements for more information.
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
Liquidity & Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations, mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans), and credit facilities maintained with commercial banks. Our liquidity as of June 30, 2024 is impacted by cash generated from strong operational performance that improved through a combination of long-term leases and real estate purchases and increased acquisitions. As of June 30, 2024, we had cash and cash equivalents of $73.4 million, total assets of $3.9 billion, total liabilities of $3.3 billion, and total equity of $578.2 million, compared to cash and cash equivalents of $38.2, total assets of $3.1 billion, total liabilities of $3.0 billion, and total equity of $83.7 million as of June 30, 2023.
On April 15, 2024, we completed our IPO obtaining total net proceeds of $414.2 million, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 13, “Capital Stock”, to our condensed combined/consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We currently maintain our Amended and Restated 2023 Credit Facility, which has a total commitment limit of $600.0 million, as our single line-of-credit. As of June 30, 2024, the total principal amount outstanding under our Amended and Restated 2023 Credit Facility was $248.0 million. The terms of the Amended and Restated 2023 Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated 2023 Credit Facility as our single line-of-credit and to fund the potential acquisition of additional property and operation acquisitions, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $174.7 million for the six months ended June 30, 2024, compared to $52.4 million, for the six months ended June 30, 2023. We used approximately $370.0 million of the net proceeds from the IPO to repay amounts outstanding under our Amended and Restated 2023 Credit Facility.

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
Our cash and cash equivalents as of June 30, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase.

The following table presents selected data from our condensed combined/consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by/(used in):
Operating activities	$93,600	$58,212
Investing activities	(239,634)	(67,261)
Financing activities	105,184	(8,627)
Net change in cash	(40,850)	(17,676)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$77,854	$80,530
Operating activities
Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the six months ended June 30, 2024 of $93.6 million increased by $35.4 million as compared with the same period in 2023. The increase to net cash provided by operating activities was driven by an increase in operational performance offset by an increase in non-cash expenses, primarily due to the stock-based compensation expense. This increase was further offset by a decrease in cash flows from the change in operating assets and liabilities of $37.9 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The timing of collections and impacts to net income are driven by growth in operating facilities period-over-period and an increase in days sales outstanding of 3.4, from 54.0 as of June 30, 2023 to 57.4 as of June 30, 2024. This growth in days sales outstanding is primarily due to the increase of newly acquired facilities during the year which typically have a longer collection period during the facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the six months ended June 30, 2024 of $239.6 million increased by $172.4 million as compared with the same period in 2023. The increase in cash used was attributable to an increase of $122.3 million used to acquire real estate facilities and an increase of $9.5 million used to purchase property and equipment, in excess of cash used for these purposes in the six months ended June 30, 2023. In the six months ended June 30, 2024 we also purchased investments of $35.0 million through our captive insurance subsidiary using funds held as long-term restricted cash previously held in other assets (see Note 5, “Fair Value Measurement”) and we made an additional $5.1 million investment in partnerships during the period, as opposed to no cash used for these purposes in the same period in 2023.
Financing activities
Financing cash flows consist primarily of payment of lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit and contributions from noncontrolling interest.
Net cash provided by financing activities for the six months ended June 30, 2024 of $105.2 million increased by $113.8 million as compared with the same period in 2023. The increase was primarily driven by a year-over-year increase of $414.2 million from net IPO proceeds. Offsetting this inflow were $228.9 million and $48.4 million decreases in net cash flows from lines of credit and long-term debt, respectively. The total long-term debt additions of $39.8 million during the six months ended June 30, 2024 had more favorable terms, as compared to our existing debt, including the additions to the HUD-insured mortgage loans of $34.7 million with interest rates ranging from 2.9% to 3.6% and remaining terms of 24 to 26 years.

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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2024, we had $11.7 million of borrowing capacity under the Amended and Restated 2023 Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to our condensed combined/consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
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
Medicare and Medicaid Reimbursement and Requirements
Medicare and Medicaid represent our largest sources of revenue and accounted for 37.5% and 38.1% of our routine revenue for the three months ended June 30, 2024, respectively, and 36.6% and 38.4% of our routine revenue for the six months ended June 30, 2024, respectively. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. The Medicare program and state Medicaid programs and their reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare and state Medicaid programs reimburse us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare and Medicaid. We cannot predict the extent to which such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and legislation will have on us. Historically, adjustments to reimbursement under Medicare and Medicaid programs have had a significant effect on our revenue.
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
Federal Healthcare Reform
Patient Protection and Affordable Care Act - In recent years, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the U.S. healthcare system, many of which are intended to contain or reduce healthcare costs. For example, the ACA affects how healthcare services are covered, delivered and reimbursed, and it expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA and, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
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
Proposed and Enacted Federal and State Legislation - The U.S. Congress has introduced various bills intended to improve quality of care and oversight in nursing homes. For example, on August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 was introduced in the U.S. Senate and proposed to reduce SNF payments for inaccurate submission of certain data, provide federal funding to carry out SNF data validation and ensure accuracy of cost report information, and mandate staffing requirements for SNFs. Although this bill was not approved by Congress, similar proposed legislation may be introduced in the future.
In addition to proposed legislation at the federal level, state legislatures have introduced and enacted legislation to address quality of care and oversight in nursing homes. For example, California enacted the Skilled Nursing Facility Ownership and Management Reform Act of 2022, which took effect on July 1, 2023, increases the oversight authority of the California Department of Public Health and changes several provisions regarding SNF licensing. We expect for states to continue to introduce and pass legislation that increases the regulation of SNFs. Quality of Care initiatives - The Biden Administration has published several fact sheets related to the quality of care in nursing homes. On October 21, 2022, the Biden Administration published a fact sheet calling for improvements to the quality of care in nursing homes, and on September 1, 2023, the Biden Administration published another fact sheet regarding initiatives to improve resident safety in nursing homes, such as minimum staffing requirements. Additionally, on April 22, 2024, CMS issued a final rule that creates minimum staffing standards for skilled nursing facilities and nursing facilities and requirements for states to report the percent of Medicaid payments spent on compensation to direct care workers and support staff at each nursing facility and each intermediate care facility for individuals with intellectual disabilities. For further discussion, see the section titled “CMS Minimum Staffing Standards Final Rule.” We anticipate there will be continued administrative, regulatory, and legislative efforts at the federal and state level to monitor and regulate LTC facilities.
CMS Minimum Staffing Standards Final Rule — On April 22, 2024, CMS issued a final rule establishing new federal minimum staffing standards for skilled nursing facilities (SNFs) (Staffing Rule). The Staffing Rule expands upon existing facility assessment requirements. Both non-rural and rural facilities must have met the new enhanced facility assessment requirements by August 10, 2024. In addition, SNFs will be required to: (1) ensure the presence of a registered nurse (RN) on-site 24 hours per day, seven days per week and (2) provide a minimum of 3.48 hours per resident day (HPRD) of direct nursing care to residents, which must include at least 0.55 HPRD provided by RNs and 2.45 HPRD provided by nurse aides (NAs), while the remaining 0.48 HPRD may be provided by any combination of RNs, licensed practical nurses (LPNs), licensed vocational nurses (LVNs), or NAs. The Staffing Rule provides for a staggered implementation for these staffing requirements over a three-year period for non-rural facilities, with longer implementation timeframe for rural facilities.
The first phase, which took effect August 10, 2024, requires both rural and non-rural facilities to satisfy the new facility assessment requirements. Currently, all SNFs must perform and document annually and on an as-needed basis. The Staffing Rule’s imposes an enhanced self-assessment standard that requires facilities to: (1) use evidence-based methods when care planning for residents, including consideration for those residents with behavioral health needs; (2) use the facility assessment to assess the specific needs of each resident and adjust as necessary for changes in the resident population; (3) include the input of the SNF’s leadership (including a member of the governing body and the medical director), management, nurse and other direct care staff and solicit and consider input from residents and other stakeholders; and (4) develop a staffing plan to maximize recruitment and retention of staff in a manner consistent with the President’s April 2023 Executive Order on Increasing Access to High-Quality Care and Supporting Caregivers.
The second phase, effective May 2026 for non-rural facilities and May 2027 for rural facilities, requires SNFs to satisfy the two staffing requirements. First, SNFs must have a RN available to provide direct resident care onsite 24 hours per day, seven days per week (24/7). The Staffing Rule states that administrative nurses may satisfy this requirement, provided that the nurse is available to provide direct resident care. Second, SNFs must provide a minimum of 3.48 HPRD of direct nursing care to residents.
The third phase, effective May 2027 for non-rural facilities and May 2029 for rural facilities, requires that the HPRD are satisfied through RNs providing 0.55 HPRD, NAs providing 2.45 HPRD, and any combination of RNs, LPNs, LVNs, or NAs to account for the final 0.48 HPRD.
The Staffing Rule finalized the hardship exemption for the HPRD requirements. A facility can qualify for a temporary hardship exemption from the new minimum staffing ratios and 24/7 RN onsite staffing requirement (the self-assessment standards must still be satisfied) if it is located in an area where the supply of RN, NA, or total nursing staff is insufficient to meet the needs of that area. This exemption is based on the provider-to-population ratio for the nursing workforce, which must be at least 20% below the national average as calculated by CMS.
In addition, the Medicaid Institutional Payment Transparency Reporting (MIPTR) provisions of the Staffing Rule enhance transparency for the use of Medicaid payments for facility services by requiring states to report to CMS the percentage of Medicaid payments for nursing facility services spent on direct care workers and support staff, regardless of whether such payments are made under a fee-for-service or managed care model.
Congressional efforts to block the implementation and enforcement of the Staffing Rule’s requirements have been introduced in both the House and Senate, including the Protecting America’s Seniors’ Access to Care Act (H.R. 7513, introduced March 1, 2024) and the Protecting Rural Seniors’ Access to Care Act (S. 3410, introduced December 5, 2023). In addition, private parties have brought claims challenging the Staffing Rule. For example, on May 23, 2024, the American Health Care Association, along with other plaintiffs, filed a lawsuit in the Northern District of Texas alleging that the Staffing Rule exceeds CMS’ statutory authority in violation of the Administrative Procedure Act and requesting that the court issue an order and judgment setting aside the Staffing Rule’s requirements. The minimum staffing standards of the Staffing Rule have been widely criticized as endangering rural nursing facilities, subjecting them to potential fines and closures for failure to comply, and might require them to discharge residents or limit the number of residents they accept in an effort to meet the new requirements. We cannot predict the outcome of any litigation involving the Staffing Rule or the extent to which legislative proposals will be adopted or, if adopted and implemented, what effect, if any, such legislation would have on the requirements under the Staffing Rule.
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
Additionally, the federal physician self-referral law (Stark Law) prohibits a physician from referring a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. Designated health services include inpatient and outpatient hospital services, physical therapy, occupational therapy, speech language pathology services, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, and enteral and parenteral feeding and supplies and home health services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor.
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
In recent years, there has been increased regulatory scrutiny into post-hospital SNF care. For example, in November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226.0 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of June 30, 2024, we had $248.0 million of variable rate debt, none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of June 30, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of June 30, 2024, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $213.4 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of June 30, 2024 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our subsidiaries operate SNFs in Arizona, California, Colorado, Kentucky, Missouri, Nevada, Ohio, South Carolina and Texas. Some states have established minimum staffing requirements for facilities operating in that state, and other states may do the same in the future, or existing requirements may become more stringent. The federal government recently adopted minimum staffing requirements as well. For further discussion of federal minimum staffing requirements, see the section titled “CMS Minimum Staffing Standards Final Rule.” Failure to comply with minimum staffing requirements due to competition for, a shortage of or an inability to hire required personnel can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. If a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk, with penalties including the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non‑renewal of the SNF’s license, and may also disqualify the facility from participation in state programs that reward facilities for meeting applicable quality criteria.
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
Existing or future federal, state or local laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. For instance, the Center for Medicare and Medicaid Services (CMS) has adopted final regulations that impose minimum staffing mandates on nursing facilities nationwide, as discussed in further detail in the section titled “CMS Minimum Staffing Standards Final Rule.” The Staffing Rule is currently subject to legal challenges, and there are also congressional efforts to prevent the implementation and enforcement of the minimum staffing requirements. If the regulations are implemented in the adopted form, or even with less prescriptive requirements, many skilled nursing facilities nationwide may experience significantly increased staffing costs, even if sufficient numbers of applicants are available to meet the staffing mandate. Due to labor shortages and other opportunities available to qualified workers, there can also be no assurance that sufficient numbers of applicants will be available to fulfill any staffing requirements that may be imposed, whether at pay rates that companies can afford or otherwise. Furthermore, CMS and some states have published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.
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

We are subject to litigation, which is commonplace in our industry, which could result in significant legal costs and large settlement amounts or damage awards, and our self-insurance programs may expose us to significant and unexpected costs and losses.
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide, and malpractice and other lawsuits against providers in our industry are endemic. The industry has experienced an increased trend in the number and severity of litigation claims, particularly patient-related litigation, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories that they allege led to patient harm, including for state healthcare survey deficiencies received, allegations of insufficient staffing, allegations of insufficient training, allegations that companies put financial considerations over patient needs, and other claims. Plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. Increased caps on damages that may be awarded in such actions has and may continue to lead to a larger frequency and severity of these lawsuits against our independent operating subsidiaries, particularly those who operate in California and other states that adopt similar legislation. We, and others in the industry, have been, and continue to be, subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, patient abuse or neglect, elder abuse, wrongful death or other related claims. For instance, in early 2023, we were subject to approximately $36.0 million in damages and fees awarded in a California jury verdict in a patient-care case that we inherited as part of an acquisition in 2021. While we attempt to manage our patient care risks to the extent reasonably possible, there can be no assurance that we will not be subject to similar or larger verdicts in the future, particularly in light of the fact that large tort verdicts have become somewhat common throughout the United States, particularly in comparatively litigious states such as California and Kentucky. We may in the future do business in similarly or more litigious states as well. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome, particularly as we and other providers have had to take on higher insurance deductibles and premiums. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums, increases in deductibles, a decline in available insurance coverage levels, or other negative impacts on the availability and cost of insurance, which could materially and adversely affect our business, financial condition and results of operations. In addition to carrying third-party liability insurance, starting in January 2022, we formed a wholly-owned captive insurance subsidiary, Welsch, that provides professional liability and general liability insurance to various consolidated operating subsidiaries. See the risk factor titled “Our self-insurance programs may expose us to significant and unexpected costs and losses.”
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
During the six months ended June 30, 2024, and during the years ended 2023 and 2022, we added 12, 58, and nine stand-alone skilled nursing, assisted living, and subacute facilities, respectively. This growth, as well as growth in the current year and future years, has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility‑level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services at the facilities, and if we are unable to improve them quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, which could have an adverse effect on our business, financial condition and results of operation.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations, and we may not be able to successfully integrate acquired facilities and properties into our operations, or achieve the benefits we expect from any of our facility acquisitions.
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
Our facilities located in California account for a significant majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 64% of our skilled nursing beds are located in California as of June 30, 2024, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations.
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
As of June 30, 2024, we leased 182 of our facilities. Most of our leases are triple‑net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Some of our leases cover more than one facility, including some leases that cover 25 or more facilities on a single master lease. We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
We may not generate sufficient cash flow from operations to cover interest, principal and lease payments. Additionally, under the terms of the Amended and Restated 2023 Credit Facility, we are subject to certain affirmative and negative covenants customary for credit facilities of this type as well as two financial covenants, a total leverage financial covenant and a fixed charge coverage ratio financial covenant. These restrictions may interfere with our ability to obtain additional advances under our Amended and Restated 2023 Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources.”
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
We derive substantial revenue from government healthcare programs, primarily Medicare and state Medicaid programs. Medicare is our largest source of total revenue, accounting for 37.5% and 41.7% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 36.6% and 44.8% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Additionally, we derived 38.1% and 35.4% of our total revenue from the Medicaid program for the three months ended June 30, 2024 and 2023, respectively, and 38.4% and 32.9% of our total revenue from the Medicaid program for the six months ended June 30, 2024 and 2023, respectively. Many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare, Medicaid and other third-party payors payments, it could have a material adverse effect on our business, financial condition and results of operations.
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
Reforms to the U.S. healthcare system, including new regulations under the ACA, continue to impose new requirements upon us that could materially impact our business.
The ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti‑discrimination provisions and new rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. With the passage of the IRA in August of 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future.
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
•the Stark Law, that, subject to limited exceptions, prohibits physicians, which includes a doctor of medicine, from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. No material remedial actions have been taken against us to date, however, we have had facilities placed on special focus facility status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. In particular, as our strategy includes the targeted acquisition of underperforming SNFs, we from time to time acquire facilities with special focus facility status. As of June 30, 2024, we had two facilities with special focus facility status. One such facility was acquired with this status and one was placed on such status following our acquisition of the facility. These facilities received such status as a result of accumulating an above average number survey deficiency points over the course of multiple surveys, some of which occurred prior to their acquisition. Survey deficiency points are issued by the government survey agency when inspecting a nursing facility to reflect the deficiencies that the facility is cited for in the survey, which include, but are not limited to, quality of life and care, freedom from abuse, neglect and exploitation deficiencies.
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
As CMS turns its attention to enhancing enforcement activities towards SNFs, state survey agencies will have more accountability for their survey and enforcement efforts. In addition, the Biden Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non‑compliant SNF operators. The Biden Administration’s fact sheet regarding enhanced penalties against SFFs represents further federal calls for oversight and penalties for low‑ranked and underperforming SNFs. This fact sheet precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our facilities, with more substantial penalties, fines and consequences if they do not perform well. For low‑performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs. Additionally, CMS recently updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent operating subsidiaries.
Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.
In April 2024, the Biden Administration adopted a minimum staffing standard through CMS. The Staffing Rule is currently subject to legal challenges, and there are also congressional efforts to prevent the implementation and enforcement of the minimum staffing requirements. For further discussion, see the section titled “CMS Minimum Staffing Standards Final Rule.” While the full effect of federal staff level minimums, if they are ultimately implemented in the adopted or another form, is not fully known at this time, we expect that the mandate could have adverse financial consequences upon our business. We may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, the federal mandate would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This added demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the compensation requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers. Changes in Medicare reimbursements for physician and non‑physician services could impact reimbursement for medical professionals.
Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) revised the payment system for physician and non‑physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the Bipartisan Budget Act of 2018 (BBA), and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under the proposed CY 2024 PFS Final Rule, reductions in payment and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect may adversely affect the risk‑adjusted reimbursement.
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
In addition, there currently is pending legislation in California to raise the minimum wage to $25 per hour for all healthcare workers and require SNFs to maintain a minimum spend of 85% of revenue on direct care costs. As of June 30, 2024, approximately 64% of our skilled nursing beds are located in California. Although there currently is no similar proposed legislation in the other states in which we operate, if we expand to other states, we may be subject to similar legislation.
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
As of June 30, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 83.2% of our outstanding shares of common stock. Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict, or appear to conflict, with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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
For the six months ended June 30, 2024, and 2023, we paid $33.7 million and $43.7 million, respectively, in cash dividends to holders of our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock. Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for occupancy at our facilities, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended and Restated 2023 Credit Facility restricts our ability to pay dividends to stockholders if we receive notice that we are in default under the agreement. The failure to pay or maintain dividends could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On April 15, 2024, in connection with our IPO, we issued and sold 21,428,572 shares of common stock at a public offering price of $21.00 per share resulting in net proceeds to us of $414.2 million after deducting underwriter discounts and commissions, fees and expenses, of $35.8 million. The net proceeds of $370.0 million from our IPO have been used to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and the remaining amount has been used for general corporate purposes to support the growth of the business. There has been no material change in the expected use of the net proceeds from our IPO described in our final prospectus, filed with the SEC on April 12, 2024 pursuant to Rule 424(b) relating to our Registration Statement.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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

PACS GROUP, INC.

Date: August 12, 2024	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Derick Apt
Derick Apt
Chief Financial Officer
(Principal Financial Officer)