Form 10-Q
period 2024-09-30
PACS Group, Inc.
filed 2025-11-19
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐  No ☒
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
Yes ☐   No ☒
As of November 17, 2025, there were 156,615,144 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE
Introduction
PACS Group, Inc. (“we,” “us,” our,” the “Company” and “PACS”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 concurrently with its Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2025. This Quarterly Report reflects the restatement (“Restatement”) of the Company’s (i) condensed combined/consolidated financial statements as of March 31, 2024, and for the three months then ended, included in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2024 (as amended on May 21, 2024) and (ii) condensed combined/consolidated financial statements as of June 30, 2024 and for the three and six months then ended, included in our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024 (collectively, the “Prior Financial Statements,” and each such quarterly period in the six months ended June 30, 2024, the “Impacted Periods”).
Audit Committee Investigation
As previously disclosed in the Company’s Form 8-K filed November 6, 2024, the Company’s independent Audit Committee, assisted by external counsel and forensic accountants retained by the Audit Committee, initiated an independent investigation concerning allegations made in a short seller report. The investigation’s scope ultimately included additional matters identified during the course of the investigation. The Audit Committee has now completed its investigation.
On June 16, 2025, the Company announced that, in connection with additional facts learned, including as a result of the Audit Committee’s independent investigation, and due to regulatory, compliance and Medicare Part B billing uncertainties, management determined that it is appropriate to reconsider the Company’s judgmental assessments of the compliance of its respiratory and certain other therapy services. Management also determined that it is appropriate to reconsider the application of certain aspects of revenue recognition guidance under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts With Customers (“ASC 606”), including with respect to estimating variable consideration and constraining estimated variable consideration related to revenue from billings for such services. As a result, the Company determined that the revenue associated with the provision of respiratory services and certain other therapy services billed under Medicare Part B should not have been recognized as revenue in accordance with ASC 606 in the periods discussed below.
Accordingly, the Company determined that it would restate previously issued financial statements as of March 31, 2024, and for the three months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024 (as amended on May 21, 2024) and as of June 30, 2024, and for the three and six months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024.
Among the additional matters that came within the scope of the Audit Committee investigation were allegations that the Company’s Chief Financial Officer Derick Apt had accepted high-value items from individuals associated with a group of related entities with which the Company does business. As disclosed on Form 8-K filed September 8, 2025, the Audit Committee found that Mr. Apt’s receipt of these items violated company policies, including the Company’s Code of Conduct & Ethics. The Board asked for Mr. Apt’s resignation, and he then resigned and entered into a separation agreement with the Company. At that time, Mark Hancock replaced Mr. Apt as interim Chief Financial Officer.
In its investigation, the Audit Committee identified certain conduct that was determined to be inconsistent with the Company’s Code of Conduct & Ethics, related policies, and expectations involving certain Company personnel. The Audit Committee recommended, and the Board of Directors, including the Company’s founders, determined to take appropriate action and remedial measures as to these individuals. Beyond the restatement of certain financial statements referenced above, the Audit Committee did not identify any additional material financial misstatements or financial irregularities.
The Audit Committee also recommended remedial measures and enhancements, among other things, to further reinforce a culture of compliance, a care first mentality, the principles set forth in the Company’s Code of Business Conduct & Ethics, and the expectations of the Company’s founders and the Board of Directors. The Board of Directors adopted those recommendations, and management has been implementing them, with Board oversight. Also, in connection with the Audit Committee’s independent investigation, management, together with external counsel and outside advisors, undertook an intense review of its regulatory compliance program, retained a new interim Chief Compliance Officer to oversee the ongoing review and the implementation of updates to the Company’s compliance program, and implemented additional measures designed to enhance processes and controls surrounding regulatory compliance.
Material Weakness
In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management were that we did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process. In addition, we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts With Customers. These material weaknesses resulted in the restatement of our previously issued interim condensed combined/consolidated financial statements for the Impacted Periods. In addition, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, due to the material weaknesses, our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were not effective as of September 30, 2024. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management, with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. For additional information regarding the material weaknesses and our steps for remediation, please see “Part I, Item 4, Controls and Procedures.”
Considering the material weaknesses described above, management performed additional analysis and other procedures to ensure that our combined/consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, management believes that the condensed combined/consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

3

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•State efforts to regulate or deregulate the healthcare services industry or the construction, expansion, or acquisition of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.

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
•We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.
•If we are unable to provide consistently high quality of care, or if our employees or staff members engage in conduct (or fail to take action) that impacts our patients’ health, safety, welfare or clinical treatment, our business will be adversely impacted and we may be subject to civil or criminal penalties, fines or other actions.
•We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
•We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic operating subsidiaries, which would decrease our revenue.
•We may not be able to successfully integrate acquired facilities and properties into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.
•In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations, and we may not be able to successfully integrate acquired facilities and properties into our operations, or achieve the benefits we expect from any of our facility acquisitions.
•We may have difficulty completing partnerships that increase our capacity consistent with our growth strategy.
•If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar rating activities, our business may be negatively affected.
•If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.
•Our self-insurance programs may expose us to significant and unexpected costs and losses.
•The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
•The actions of national labor unions may adversely affect our revenue and profitability.
•Because we lease the majority of our facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could have an adverse effect on our business, financial condition and results of operations.

•Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term leases could result in defaults under those agreements and cross-defaults under other debt, mortgage or lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.
•We may need additional capital to fund our operating subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
•We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.
•Our founders, Jason Murray and Mark Hancock, have substantial control over us and hold a substantial portion of our outstanding common stock, and their interests may conflict, or appear to conflict, with our interests and the interests of other stockholders.
•We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we may elect to rely on exemptions from certain corporate governance standards and you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$49,519	$73,416
Accounts receivable, net	574,642	547,807
Other receivables	49,325	52,259
Prepaid expenses and other current assets	61,293	48,665
Total Current Assets	734,779	722,147
Property and equipment, net	924,833	577,528
Operating lease right-of-use assets	2,557,026	2,007,812
Insurance subsidiary deposits and investments	47,200	—
Escrow funds	23,584	15,649
Goodwill and other indefinite-lived assets	65,291	65,291
Other assets	164,003	124,312
Total Assets	$4,516,716	$3,512,739

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$154,744	$140,947
Accrued payroll and benefits	155,390	92,234
Current operating lease liabilities	131,025	109,438
Current maturities of long-term debt	15,806	16,822
Current portion of accrued self-insurance liabilities	34,104	27,536
Refund liability	83,987	—
Other accrued expenses	106,666	69,949
Total Current Liabilities	681,722	456,926
Long-term operating lease liabilities	2,491,684	1,961,997
Lines of credit	—	520,000
Long-term debt, less current maturities, net of deferred financing fees	253,645	195,708
Accrued self-insurance liabilities, less current portion	188,192	146,167
Other liabilities	234,729	130,215
Total Liabilities	$3,849,972	$3,411,013
Commitments and contingencies (Note 14)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized, 155,177,511 shares issued and outstanding as of September 30, 2024, and 64,361,693,000 shares authorized, 128,723,386 shares issued and outstanding as of December 31, 2023	155	129
Additional paid-in capital	579,058	—
Retained earnings	80,835	95,997
Total stockholders' equity	660,048	96,126
Noncontrolling interest in subsidiary	6,696	5,600
Total Equity	$666,744	$101,726
Total Liabilities and Equity	$4,516,716	$3,512,739

See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Patient and resident service revenue	$1,024,276	$788,933	$2,878,946	$2,257,183
Additional funding	—	—	—	375
Other revenues	2,029	253	2,900	734
Total Revenue	$1,026,305	$789,186	$2,881,846	$2,258,292
Operating Expenses
Cost of services	849,599	638,491	2,347,738	1,768,078
Rent - cost of services	72,632	58,366	200,954	154,926
General and administrative expense	70,587	49,565	254,167	171,702
Depreciation and amortization	10,523	6,362	27,893	18,350
Total Operating Expenses	$1,003,341	$752,784	$2,830,752	$2,113,056
Operating income	22,964	36,402	51,094	145,236
Other Income (Expense)
Interest expense	(9,029)	(10,217)	(35,040)	(36,159)
Gain on lease termination	—	—	8,046	—
Other income (expense), net	19,721	1,210	16,256	(993)
Total Other Income (Expense), Net	$10,692	$(9,007)	$(10,738)	$(37,152)
Income before provision for income taxes	33,656	27,395	40,356	108,084
Provision for income taxes	17,446	7,468	21,203	29,339
Net Income	$16,210	$19,927	$19,153	$78,745
Less:
Net income attributable to noncontrolling interest	590	2	594	5
Net Income Attributable To PACS Group, Inc.	$15,620	$19,925	$18,559	$78,740
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.10	$0.15	$0.13	$0.61
Diluted	$0.10	$0.15	$0.13	$0.61
Weighted-Average Common Shares Outstanding
Basic	153,124,371	128,723,386	143,804,609	128,723,386
Diluted	158,453,331	128,723,386	145,737,883	128,723,386
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	$—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc. (as restated)	—	—	—	34,817	—	—	34,817
Balance March 31, 2024 (as restated)	128,723,386	$129	$—	$113,340	$5,602	$201	$119,272
Contributions	—	—	—	—	502	—	502
Issuance of common stock	21,428,572	21	414,136	—	—	—	414,157
Employee stock-based compensation	3,847,652	4	90,932	—	—	—	90,936
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,596)	—	—	—	(33,598)
Dividends on common stock ($0.1066 per share)	—	—	—	(16,247)	—	—	(16,247)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net loss attributable to PACS Group, Inc. (as restated)	—	—	—	(31,878)	—	—	(31,878)
Balance June 30, 2024 (as restated)	152,399,733	$152	$471,472	$65,215	$6,106	$—	$542,945
Issuance of common stock	2,777,778	3	95,282	—	—	—	95,285
Employee stock-based compensation	—	—	12,304	—	—	—	12,304
Net income attributable to noncontrolling interest	—	—	—	—	590	—	590
Net income attributable to PACS Group, Inc.	—	—	—	15,620	—	—	15,620
Balance September 30, 2024	155,177,511	$155	$579,058	$80,835	$6,696	$—	$666,744

	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2023	128,723,386	$129	—	$63,517	$5,005	$—	$68,651
Dividends on common stock ($0.1438 per share)	—	—	—	(18,513)	—	—	(18,513)
Net income attributable to noncontrolling interest	—	—	—	—	1	—	1
Net income attributable to PACS Group, Inc.	—	—	—	37,597	—	—	37,597
Balance March 31, 2023	128,723,386	$129	$—	$82,601	$5,006	$—	$87,736
Dividends on common stock ($0.1959 per share)	—	—	—	(25,215)	—	—	(25,215)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	—	21,218	—	—	21,218
Balance June 30, 2023	128,723,386	$129	$—	$78,604	$5,008	$—	$83,741
Contributions	—	—	—	—	587	—	587
Dividends on common stock ($0.1963 per share)	—	—	—	(25,265)	—	—	(25,265)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	—	19,925	—	—	19,925
Balance September 30, 2023	128,723,386	$129	$—	$73,264	$5,597	$—	$78,990
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$19,153	$78,745
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,893	18,350
Amortization and write-off of deferred financing fees	2,333	4,831
Stock-based compensation	103,240	—
Loss on investment in partnership	3,572	7
Gain on insurance subsidiary deposits and investments	(2,200)	—
Deferred taxes	(45,250)	(9,136)
Noncash lease expense	22,973	15,888
Other noncash operating activities, net	843	447
Change in operating assets and liabilities
Accounts receivable, net	(26,835)	(116,603)
Other receivables	2,934	(17,413)
Prepaid expenses and other current assets	(5,112)	(12,264)
Other assets	(14,879)	(15,962)
Escrow funds	(7,935)	(68)
Operating lease liabilities	(20,913)	(1,529)
Accounts payable	10,339	16,832
Accrued payroll and benefits	61,651	30,725
Accrued self-insurance liabilities	48,593	50,200
Refund liability	83,987	—
Other accrued expenses	37,294	(25,975)
Other liabilities	1,070	56,323
NET CASH PROVIDED BY OPERATING ACTIVITIES	$302,751	$73,398

Cash flows from investing activities
Investment in partnerships	$(30,426)	$—
Non-operating distributions from investment in partnership	2,216	1,391
Purchase of available-for-sale securities	(45,000)	—
Acquisition of facilities	(224,761)	(84,435)
Purchase of property and equipment	(41,874)	(30,550)
Proceeds from the sale of assets	1,500	750
NET CASH USED IN INVESTING ACTIVITIES	$(338,345)	$(112,844)

Cash flows from financing activities
Borrowing on lines of credit, net of deferred financing fees	$402,000	$262,065
Payments on lines of credit	(922,000)	(275,012)
Borrowings of long-term debt, net of deferred financing fees	70,116	397,152
Payments on long-term debt	(13,839)	(284,402)
Contributions from noncontrolling interest	502	587
Dividends on common stock	(33,721)	(68,993)
Proceeds from initial public offering, net of issuance costs	414,157	—
Proceeds from common stock offering, net of issuance costs	95,285	—
Taxes paid related to net share settlement of stock-based compensation awards	(33,598)	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(21,098)	$31,397

Net change in cash	(56,692)	(8,049)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$62,012	$90,157

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$39,346	$35,390
Income taxes	$77,540	$51,842

Non-cash financing and investing activity
Accrued capital expenditures	$6,458	$4,466
Assets acquired in operation expansions through settlement of notes receivable	$500	$—
See accompanying notes to unaudited condensed combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company), a Delaware corporation, was incorporated on March 24, 2023. PACS Group is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of September 30, 2024, PACS Group subsidiaries operated 276 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, South Carolina, Texas, and Washington. PACS Group subsidiaries operated 27,467 skilled nursing beds and 2,244 assisted living beds as of that date. As of September 30, 2024, PACS Group subsidiaries operated 236 facilities under long-term lease arrangements and had options to purchase 13 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities and one non-affiliated ALF operating entity. PACS Group’s real estate portfolio includes 40 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries and three post-acute care facilities that are operated by non-affiliated operating entities.
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
Reorganization
Prior to June 30, 2023, Providence Group, Inc. (PGI) owned the operating subsidiaries of PACS Group. On June 30, 2023, PGI and its consolidated subsidiaries reorganized (the Reorganization) to facilitate their entrance into a new credit agreement, dated June 30, 2023 (2023 Credit Agreement), between certain lenders party thereto, Truist Bank (Truist), as administrative agent, PACS Group, and PACS Holdings, LLC (PACS Holdings) as borrower thereunder. PACS Group and its wholly owned subsidiary PACS Holdings were created on March 24, 2023, and April 10, 2023, respectively, in anticipation of the Reorganization. The equity interests of certain other direct or indirect wholly-owned subsidiaries of PGI at the time of the Reorganization were also contributed to other new direct or indirect wholly-owned subsidiaries of PACS Group to facilitate the New Credit Agreement. PACS Group and its consolidated subsidiaries subsequent to the Reorganization are collectively referred to herein as the Company. The New Credit Agreement is described in Note 8, “Credit Facilities”.
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
The Reorganization was accounted for as an equity reorganization between entities under common control. The Reorganization combined entities that historically have not been presented together resulting in financial statements that are effectively considered to be those of a different reporting entity. Accordingly, the historical financial statements for periods prior to the Reorganization are presented as combined financial statements and the financial statements after the Reorganization are presented as consolidated financial statements. The contribution of shares of PGI and receipt of shares of PACS Group were accounted for on a retrospective basis. Accordingly, all share and per share amounts in these

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
condensed combined/consolidated financial statements and related notes have been retrospectively restated, where applicable, for all periods herein, to give effect to the current shares outstanding of PACS Group.
NOTE 2.RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS
As described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed concurrently with this Quarterly Report on Form 10-Q (the “Quarterly Report”), the Company restated its condensed combined/consolidated financial statements as of and for the three months ended March 31, 2024, and as of and for the three and six months ended June 30, 2024 (the “Restatement”). The condensed consolidated financial statements as of September 30, 2024, and for the nine months then ended, included in this Quarterly Report are being disclosed for the first time herein and reflect the Restatement. Impacted quarterly financial information in the accompanying condensed combined/consolidated statements of shareholders’ equity is labeled as restated.
NOTE 3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed combined/consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed combined/consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in combination and consolidation. The Company presents noncontrolling interests within the equity section of its condensed combined/consolidated balance sheets and the amount of condensed combined/consolidated income that is attributable to the Company and the noncontrolling interest in its condensed combined/consolidated statements of income.
The accompanying condensed combined/consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed combined/consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s final prospectus filed with the SEC on April 12, 2024. Management believes that the condensed combined/consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed combined/consolidated financial statements are not necessarily representative of operations for the entire year.
Use of Estimates
The preparation of the condensed combined/consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined/consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates in the Company’s condensed combined/consolidated financial statements include those related to revenue, acquired property, business combinations, right-of-use assets, lease liabilities, impairment of long-lived assets, and general and professional liabilities included in accrued self-insurance liabilities. Actual results could materially differ from estimated amounts.
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
Included in restricted cash are funds held for PLGL claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Note 6, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
At any point in time the Company has funds in operating accounts and restricted cash accounts that are with third-party financial institutions. While management monitors the cash balances in operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
The following presents all cash and cash equivalents and restricted cash on the condensed combined/consolidated balance sheets and reconcile to total cash included on the condensed combined/consolidated statements of cash flows as of September 30, 2024, December 31, 2023, September 30, 2023:

	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$49,519	$73,416	$69,095
Restricted cash (included in prepaid expenses and other current assets)	12,493	4,977	7,933
Restricted cash (included in other assets)	—	40,311	13,129
Total cash, cash equivalents, and restricted cash	$62,012	$118,704	$90,157
Cash in Excess of FDIC Limits
The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000. The Company has not experienced any losses in such accounts.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At September 30, 2024 and December 31, 2023, the allowance for credit losses was immaterial to the condensed combined/consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience with

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
those payors. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed combined/consolidated statements of income.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges which do not increase the useful lives of the assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment. The following is a summary of the estimated useful lives of the Company’s depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 years to 15 years
•Furniture and equipment - minimum of 3 years to a maximum of 15 years
Upon sale or retirement, the cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net.
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease (for accounting purposes) upon execution of each respective agreement.
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain at the commencement of the lease. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the combined/consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases.
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
The Company’s real estate leases generally have initial lease terms of ten years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional three to twenty years. Exercise of renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term, including contractual rent escalators.
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805). Acquisitions are included in the combined/consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date. In determining the fair value of identifiable assets, the Company uses various valuation techniques. These valuation methods require management to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.
ASC 805 defines the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
accounting for dispositions. When substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required.
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
The Company’s indefinite-lived intangible assets primarily consist of costs to obtain licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the nine months ended September 30, 2024 and 2023.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Accrued Risk Reserves
The Company is principally self-insured for risks related to PLGL claims. Accrued risk reserves primarily represent the accrual for risks associated with PLGL claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to its PLGL claims is to use an external actuary to assist management in estimating the Company’s exposure for claims obligation (for both asserted and unasserted claims).
Investment in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee, after the date of acquisition, including amortization of certain basis differences, in the other (expense) income, net line in the Company’s condensed combined/consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s condensed combined/consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s condensed combined/consolidated balance sheets. The Company evaluates its investments, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the nine months ended September 30, 2024 and 2023.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to an entity operated by the Company upon completion which occurred subsequent to September 30, 2024. The noncontrolling interest in subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s condensed combined/consolidated balance sheets since these interests are not redeemable.
Advertising
Advertising costs are expensed as incurred. Advertising expenses included in the Company’s condensed combined/consolidated statements of income were $1,805 and $1,772 for the three months ended September 30, 2024 and 2023, respectively, and were $5,545 and $5,345 for the nine months ended September 30, 2024 and 2023, respectively.
Income Taxes
The Company utilizes FASB ASC Topic 740, Income Taxes (ASC 740), which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10, “Income Taxes”, for further discussion of the Company’s accounting for income taxes.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 20% and 39% of total accounts receivable, respectively, at September 30, 2024 and 20% and 36% of total accounts receivable, respectively, at December 31, 2023. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 57% of the Company’s skilled nursing beds are located in California.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values, ratably over the requisite service period of the award. Net income reflects the recognition of the fair value of all restricted stock unit awards issued, the amount of which is based upon the number of grants and other variables. The Company accounts for award forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the nine months ended September 30, 2024, comprehensive income includes unrealized gains and losses on the Company’s available-for-sale debt securities from previous 2024 quarters, offsetting to $0 in the period. There were no components of comprehensive income for the nine months ended September 30, 2023. The Company does not have any components of other comprehensive income recorded within its condensed combined/consolidated financial statements to present and, therefore, does not separately present a statement of comprehensive income in its condensed combined/consolidated financial statements.
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
Commitments and Contingencies
The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of business, some of which may involve material amounts. The defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. Loss contingency provisions

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore, the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal year 2025, with early adoption permitted.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to disaggregate key expense categories such as employee compensation, depreciation, and intangible asset amortization within its financial statements. This guidance is effective for annual periods beginning after December 15, 2026, which will be the Company’s fiscal year 2027, and interim reporting periods beginning after December 15, 2027, which will be the Company’s fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the combined/consolidated financial statements.
NOTE 4.REVENUE AND ACCOUNTS RECEIVABLE
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
The Company maintains a refund liability for consideration collected related to revenue that is not probable that a significant revenue reversal will not occur. The Company expects to refund some or all of that consideration back to the payor. The balance of the refund liability was $83,987 and $0 as of September 30, 2024 and December 31, 2023, respectively, and is presented within current liabilities on the Company's condensed combined/consolidated balance sheets.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 34.4% and 32.8% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended September 30, 2024 and 2023, respectively, and 34.5% and 40.6% of the Company’s condensed combined/consolidated net patient and resident revenue for the nine months ended September 30, 2024 and 2023, respectively.
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 40.0% and 42.3% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended September 30, 2024 and 2023, respectively, and 39.8% and 36.2% of the Company’s condensed combined/consolidated net patient and resident revenue for the nine months ended September 30, 2024 and 2023, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 25.6% and 24.9% of the Company’s condensed combined/consolidated net patient and resident revenue for the three months ended September 30, 2024 and 2023, respectively, and 25.7% and 23.2% of the Company’s condensed combined/consolidated net patient and resident revenue for the nine months ended September 30, 2024 and 2023, respectively.
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
Included in the Company’s condensed combined/consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of September 30, 2024 and December 31, 2023.

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
Settlements with third-party payors for retroactive adjustments due to audits or other reviews are considered variable consideration and are included in the determination of the estimated transaction price for providing resident services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor, and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as information becomes available, or as years are settled or are no longer subject to such audits or other reviews. Historically, differences between estimated settlements and actual settlements have been immaterial.
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Medicare	$352,161	34.4%	$258,404	32.8%
Medicaid	409,835	40.0%	333,717	42.3%
Managed care	208,871	20.4%	154,057	19.5%
Private and other	53,409	5.2%	42,755	5.4%
Total patient and resident service revenue	$1,024,276	100.0%	$788,933	100.0%

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Medicare	$992,443	34.5%	$915,690	40.6%
Medicaid	1,146,178	39.8%	816,743	36.2%
Managed care	583,846	20.3%	415,934	18.4%
Private and other	156,479	5.4%	108,816	4.8%
Total patient and resident service revenue	$2,878,946	100.0%	$2,257,183	100.0%
Additional Funding and CARES Act
Through the CARES Act, the Company received funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) during the years ended December 31, 2022 and 2021. These funds were provided to healthcare providers who diagnose, test, or care for individuals with cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19. The Company recorded these funds as deferred revenue upon receipt and revenue was recognized only to the extent that health-care related expenses or lost revenues had been incurred and were not reimbursed from other funding sources. The Company recognized an immaterial amount of revenue within additional funding on its condensed combined/consolidated statements of income in the nine months ended September 30, 2023 for funds received prior to 2023. The Company did not receive any additional funds related to this program during 2023 or 2024.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The CARES Act also provided for refundable payroll tax credits known as the Employee Retention Tax Credit, which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of September 30, 2024 and December 31, 2023, the Company has recorded $36,516 and $36,477, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.
NOTE 5.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2024	December 31, 2023
Buildings and improvements	$576,007	$372,554
Leasehold improvements	73,814	58,958
Furniture, fixtures, and other	88,078	64,750
Construction in process	56,549	50,937
Land	78,213	55,593
Finance lease right-of-use assets	145,262	40,536
	1,017,923	643,328
Less: accumulated depreciation and amortization	(93,090)	(65,800)
Property and equipment, net	$924,833	$577,528
The Company did not record any impairment charges for the nine months ended September 30, 2024, and 2023.
See Note 13, “Operation Expansions”, for information on expansions during the nine months ended September 30, 2024.
NOTE 6.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $47,200 and $0 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the insurance subsidiary deposits and investments include net unrealized gains of $2,200. Gains and losses on investments are recorded within other expense, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed combined/consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 7.INVESTMENT IN PARTNERSHIPS
As of September 30, 2024 and December 31, 2023, the Company held $37,000 and $12,362, respectively, in multiple equity investments referred to as partnerships. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
On July 1, 2024 the Company invested $15,345 in the entity BRFS SNF Ventures V, LLC (BRFS) for a 50.0% ownership. As of September 30, 2024, this investment held three post-acute care facilities that were operated by non-affiliated operating entities. BRFS is a variable interest entity (VIE), however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. As of September 30, 2024, the investment was $15,457

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
on the Company’s condensed combined/consolidated balance sheet. On August 1, 2025, the Company took over the operations of these three post-acute care facilities.
In connection with the Prestige acquisition described in Note 13, “Operation Expansions”, the Company invested $10,000 in the entity Next Saddle Investors, LLC (Saddle) for a 25.8% ownership interest. Saddle acquired the operations for all 53 facilities included in the acquisition, and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager to be a de facto agent to the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, the Saddle manager is the primary beneficiary and therefore the Company does not consolidate the entity. As of September 30, 2024, the investment was $10,221 on the Company’s balance sheet.
All of the Company’s other equity investments are individually immaterial with the largest investment of $4,827 in an entity representing an ownership of 49.0%. Gain (loss) from the investments in partnerships was $(716) and $(7) for the three months ended September 30, 2024 and 2023, respectively, and was $3,572 and $(7) for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 8.CREDIT FACILITIES
On February 28, 2023, the Company entered into a working capital loan agreement (the Working Capital Loan) in connection with the acquisition of various new facilities. The Working Capital Loan allowed the Company to borrow up to $17,500 at an annual interest rate of 9%. On May 8, 2023, the Company drew on the Working Capital Loan in the amount of $15,000. As described below, the Working Capital Loan was repaid during 2023 and, as such, had a zero balance as of September 30, 2024 and December 31, 2023.
On June 30, 2023, the Company and certain of its subsidiaries entered into a credit agreement with Truist Bank as administrative agent (Administrative Agent), and a syndicate of lenders (the 2023 Credit Agreement), that extended credit in the form of the revolving credit facility thereunder, (the 2023 Revolving Credit Facility), including letter of credit and swingline sub facilities and a term loan facility (Truist Term Loan), together referred to as the 2023 Credit Facility. The 2023 Credit Agreement provided for: (i) the 2023 Revolving Credit Facility with revolving commitments in an aggregate principal amount of $150,000, including a letter of credit sub facility in an amount representing that portion of the aggregate revolving commitments that may be used by the borrower for the issuance of letters of credit in an aggregate face amount not to exceed $30,000 and a swingline loan sub facility in an aggregate principal amount at any time outstanding not to exceed $20,000 and (ii) the Truist Term Loan in an aggregate principal amount of $275,000.
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
In connection with executing the 2023 Credit Agreement, deferred financing costs associated with lines-of-credit and long-term debt, of $3,109, were written off, and additional deferred financing costs of $9,662 were capitalized during the year ended December 31, 2023. In addition, on the closing date of the 2023 Credit Agreement, the Company drew $75,000 on the 2023 Revolving Credit Facility and borrowed the entirety of the $275,000 Truist Term Loan. The Company used approximately $142,000 of the net proceeds to repay certain outstanding indebtedness on prior lines of credit and the Working Capital Loan.
On December 7, 2023, the Company amended and restated the 2023 Credit Facility (the Amended and Restated 2023 Credit Facility). The Amended and Restated 2023 Credit Facility provided for an increase of the 2023 Revolving Credit Facility to an aggregate principal amount of $600,000, which Revolving Commitments (as defined in the Amended and Restated 2023 Credit Facility) may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Outstanding borrowings under the Amended and Restated 2023 Credit Facility bear interest at the option of the Company equal to either (a) SOFR (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (which is defined consistent with the 2023 Credit Facility) plus a margin ranging from 1.25% to 2.25% per annum. The applicable margin is based on the Company’s debt to income ratio as calculated consistent with the 2023 Credit Facility. In addition, the Company will pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitment, depending on the same debt to income ratio.
Upon the closing of the Amended and Restated 2023 Credit Facility, the Company borrowed $460,000 of revolving loans, the proceeds of which were used to repay and refinance all term loans and revolving loans under the 2023 Credit Facility, to repay certain other outstanding indebtedness, and to pay transaction costs in connection with the Amended and Restated 2023 Credit Facility. Deferred financing costs associated with both lines-of-credit and long-term debt of $519 were written off as part of the refinancing transactions during the year ended December 31, 2023.
The Amended and Restated 2023 Credit Facility contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated 2023 Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated 2023 Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00.
On May 16, 2024, the Company entered into an amendment to the Amended and Restated 2023 Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated 2023 Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of the Company to the Amended and Restated 2023 Credit Facility, as further set forth therein. On November 14, 2024, the Company entered into another amendment to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for the delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, the Company entered into further amendments to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment also supplemented the Amended and Restated Credit Agreement’s financial covenants requiring the Company to maintain unrestricted cash and certain permitted investments of at least $100,000 until the Company delivers audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
On July 24, 2025 and August 13, 2025 the Company entered into two separate forbearance agreements with the Administrative Agent and the lenders, pursuant to which the lenders agreed to temporarily forbear from exercising remedies under the Amended and Restated 2023 Credit Facility with respect to certain technical events of default, including without limitation matters relating to inaccuracies in certain representations and warranties made, which inaccuracies also triggered an event of default under the Third Consolidated Master Lease, dated June 30, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Omega Master Lease”), which in turn triggered an additional event of default under the Amended and Restated 2023 Credit Facility. In addition, a separate representation and warranty event of default occurred under the Omega Master Lease, which triggered an event of default under the Amended and Restated Credit Agreement (all such technical events of default under the Amended and Restated 2023 Credit Facility, the “Initial Technical Events of Default”). The August 13, 2025 Forbearance Agreement and Fifth Amendment to the Credit Agreement required that the Liquidity Requirement remain in place for the entirety of the forbearance period and further extended the delivery period with respect to the fiscal year 2024 financial statements. The forbearance period was scheduled to run until October 31, 2025, subject to extension by the Administrative Agent through November 30, 2025, or by the Required Lenders (as defined in the Amended and Restated Credit Agreement) thereafter, or earlier termination upon the occurrence of certain specified events of default.
On October 21, 2025, the Company entered into a third forbearance agreement (the “October Forbearance Agreement”). Under the October Forbearance Agreement, the lenders again agreed to temporarily forbear from exercising rights and remedies under the Amended and Restated Credit Agreement with respect to the Initial Technical Events of Default, as well as certain additional technical events of default including without limitation matters relating to the designation of certain immaterial conflicted subsidiaries; failure to join certain subsidiaries to the loan documents; noncompliance with cash management requirements; and inaccuracies in certain representations and warranties made as a

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
result of the foregoing (collectively, with the Initial Technical Events of Default, the “Technical Events of Default”). The Technical Events of Default also triggered an event of default under the Omega Master Lease, which in turn triggered an additional event of default under the Amended and Restated Credit Agreement.
The October Forbearance Agreement provides for the same forbearance period as the prior forbearance agreements. Following the October Forbearance Agreement, the Administrative Agent agreed to extend the forbearance period thereunder through November 30, 2025. During the forbearance period, the Company is required to comply with certain additional specified conditions, including the continued maintenance of minimum liquidity of $100,000, limitations on certain investments and acquisitions, and a prohibition on the borrowing of new loans under the Amended and Restated 2023 Credit Facility. The October Forbearance Agreement is intended to provide the Company with temporary relief while addressing the Technical Events of Default and does not constitute a waiver of the Technical Events of Default or amendment to the Amended and Restated Credit Agreement beyond the amended terms specified therein.
The Company was in compliance with all such covenants and restrictions, as amended and allowable by forbearance, as of September 30, 2024.
The Company maintains the Amended and Restated 2023 Credit Facility as its single line-of-credit. At September 30, 2024, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. The balance outstanding on all applicable lines was $0 and $520,000 at September 30, 2024 and December 31, 2023. The Company had $13,323 in letters of credit outstanding as of September 30, 2024 and had no letters of credit outstanding as of December 31, 2023.
Net deferred financing fees on lines-of-credit were $12,641 and $14,906 as of September 30, 2024 and December 31, 2023, respectively. Expense recognized relating to deferred financing fees on lines-of-credit is included in interest expense on the condensed combined/consolidated statements of income. For the three months ended September 30, 2024 and 2023 this interest expense was $755 and $526, respectively, and for the nine months ended September 30, 2024 and 2023 this interest expense was $2,265 and $877, respectively.
On April 15, 2024, the Company completed an Initial Public Offering (IPO), as described in Note 15, “Capital Stock”, receiving initial net proceeds of $423,000. The Company used $370,000 of the net proceeds from the IPO, which represented 87.5% of the net proceeds from the IPO, to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and used the remaining amount for general corporate purposes to support the growth of the business. On September 9, 2024, the Company completed an underwritten public offering, as described in Note 15, “Capital Stock”, receiving initial net proceeds of $96,414. The Company used 100% of the net proceeds from the offering to repay amounts outstanding under the Amended and Restated 2023 Credit Facility.
NOTE 9.LONG-TERM DEBT
During the nine months ended September 30, 2024 and the year ended December 31, 2023, certain of the Company's subsidiaries entered into Department of Housing and Urban Development (HUD)-insured mortgage loans in the aggregate amount of $65,631 and $88,809, respectively. As a result, 12 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $229,520 as of September 30, 2024, of which $3,669 is classified as current and the remaining $225,851 is classified as non-current. As of December 31, 2023, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $166,181 of which $2,346 was classified as current and the remaining $163,835 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of September 30, 2024, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through September 30, 2059. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 35 years. Subsequent to September 30, 2024, in December 2024 the Company converted a $22,463 construction loan to a HUD-insured mortgage loan.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had 11 other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of September 30, 2024 the Company had $43,057 of debt

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
principal outstanding under the non-HUD mortgage loans and promissory notes, of which $12,137 is classified as current and the remaining $30,920 is classified as non-current. As of December 31, 2023 the Company had $48,829 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $14,476 is classified as current and the remaining $34,353 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of September 30, 2024 and December 31, 2023. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $263,958 and $438,645 at September 30, 2024 and December 31, 2023, respectively.
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
HUD-insured mortgage loans	$229,520	$166,181
Other non-HUD mortgage loans and promissory notes	43,057	48,829
Less: current maturities	(15,806)	(16,822)
Less: deferred financing fees, net	(3,126)	(2,480)
Total	$253,645	$195,708
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $27 and $26 for the three months ended September 30, 2024 and 2023, respectively, and $68 and $844 for the nine months ended September 30, 2024 and 2023, respectively.
As discussed in Note 8, “Credit Facilities”, on June 30, 2023, the Company borrowed under the Truist Term Loan in connection with the execution of the 2023 Credit Agreement. Under the Truist Term Loan, the Company borrowed $275,000. The Truist Term Loan had a maturity date of June 30, 2028. Upon closing of the Truist Term Loan, the Company paid off certain other mortgage loans and promissory notes in the aggregate amount of $224,802. The Truist Term Loan was repaid on December 7, 2023 in connection with the closing of the Amended and Restated 2023 Credit Facility and as such, had a zero balance as of September 30, 2024.
NOTE 10.INCOME TAXES
The Company recorded income tax expense of $21,203 and $29,339 during the nine months ended September 30, 2024, and 2023, respectively, or 52.5% of earnings before income taxes for the nine months ended September 30, 2024, compared to 27.1% for the nine months ended September 30, 2023. The change in effective tax rate in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the change in forecasted pre-tax book income and an increase in non-deductible expenses, including non-deductible compensation in 2024.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2020 and forward are subject to examination, and state returns for tax years 2019 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed combined/consolidated balance sheets as of September 30, 2024 and 2023, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 11.LEASES
Operating Leases
The Company leases most of its skilled nursing and assisted living facilities, as well as its office space and certain vehicles and equipment, under various non-cancelable operating lease agreements. These operating leases expire at various dates through 2049.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by the Company and/or its stockholders.
For 11 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain. Options on three of the leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company is working with the landlord to resolve the disagreement.
All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements. This additional percentage rent is variable and is expensed as incurred.
Finance Leases
The Company leases certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of two of the facility finance leases allow for purchase options to be exercised at varying times until May 22, 2027. The Company has determined that it is reasonably certain to exercise the purchase option at the end of each purchase option window. Therefore the Company has calculated the lease term through the end of the purchase option window for each such lease.
In addition, for six of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $86,751 and can be exercised by the lessor through June 14, 2026 (the “Lessor Options”). For other facility finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a balance of $140,514 and $37,850 as of September 30, 2024 and December 31, 2023, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $1,181 and $942 as of September 30, 2024 and December 31, 2023, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $145,700 and $40,766 as of September 30, 2024 and December 31, 2023, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense
Rent - cost of services (1)	$72,632	$58,366	$200,954	$154,926
General and administrative expense	607	233	2,024	941
Other variable lease costs (2)	7,045	6,507	24,078	18,471
Total operating lease expense	$80,284	$65,106	$227,056	$174,338
Finance lease expense
Amortization of right-of-use assets	$947	$322	$2,285	$943
Interest on lease liabilities	2,164	327	5,074	656
Total financing lease expense	$3,111	$649	$7,359	$1,599
Total Lease Expense	$83,395	$65,755	$234,415	$175,937
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $633 and $566 for the three months ended September 30, 2024 and 2023, respectively, and $1,826 and $2,144 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed combined/consolidated statements of income.
The following table summarizes supplemental cash flow information related to leases:

	Nine Months Ended September 30,
	2024	2023
Operating cash paid for amounts included in the measurement of operating lease liabilities	$180,006	$139,979
Operating cash paid for amounts included in the measurement of finance lease liabilities	5,074	657
Financing cash paid for amounts included in the measurement of finance lease liabilities	577	1,442
Operating lease right-of-use assets obtained in exchange for lease liabilities	784,291	723,584
Finance lease right-of-use assets obtained in exchange for lease liabilities	18,298	2,028
Decrease in finance lease right-of-use assets and liabilities due to lease termination/modification	(2,272)	—
Information relating to the lease term and discount rate is as follows:

As of September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	13
Finance leases	7
Weighted-average discount rate
Operating leases	6.0%
Finance leases	6.1%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of September 30, 2024 were as follows:

	Finance Leases	Operating Leases	Total
2024 (remainder)	$2,531	$70,313	$72,844
2025	29,891	280,539	310,430
2026	92,513	281,184	373,697
2027	19,132	280,095	299,227
2028	1,949	282,587	284,536
2029	1,588	284,217	285,805
Thereafter	54,734	2,421,350	2,476,084
Total lease payments	$202,338	$3,900,285	$4,102,623
Less: present value discount	(55,457)	(1,277,576)	(1,333,033)
Present value of lease liabilities	$146,881	$2,622,709	$2,769,590
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Options.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed combined/consolidated statements of income.
NOTE 12.RELATED PARTY TRANSACTIONS
On July 1, 2021, the Company entered into a Consulting and Strategic Advisory Services Agreement with Helios Consulting, LLC (Helios), a limited liability company owned by Jason Murray, the Company’s Chief Executive Officer and Chairman of its board of directors, and Mark Hancock, Executive Vice Chairman of its board of directors, (Helios Consulting Agreement) which automatically renewed for successive one-year terms. The Helios Consulting Agreement provided for a cash consulting fee of approximately $4,000 annually, paid in monthly installments, for consulting and strategic advisory services provided to the Company by Helios. For the three months ended September 30, 2024 and 2023, the Company paid $0 and $1,000 (inclusive of $0 and $38, respectively, paid to a subsidiary of Helios), respectively. For the nine months ended September 30, 2024 and 2023, the Company paid $0 and $3,000 (inclusive of $0 and $113, respectively, paid to a subsidiary of Helios), respectively. As of December 31, 2023, the Company terminated the Helios Consulting Agreement.
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
NOTE 13.OPERATION EXPANSIONS
2024 Expansions
On September 1, 2024, for nominal consideration, the Company finalized the acquisition of operations for 32 skilled nursing and 21 assisted living and independent living facilities inclusive of 2,511 and 1,334 skilled nursing and assisted living beds, respectively. This acquisition from the former operator, Prestige (Prestige acquisition), expanded the Company’s operations in eight states, five of which were new operating states. In connection with the Prestige acquisition, the Company invested $10,000 for a 25.8% interest in a newly formed entity, Saddle. This investment is recorded as an investment in partnership within other assets on the Company’s condensed combined/consolidated balance sheets. Saddle acquired the operations for all 53 facilities included in the Prestige acquisition, and subsequently assigned them to the Company. Saddle acquired 37 properties from the sellers of the skilled nursing and assisted living and independent living facilities. The Company then leased these 37 properties from Saddle. The Company also assumed eight leases from the prior operator and negotiated new leases for the remaining eight facilities with unaffiliated third-party landlords. The

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Company has recorded the associated right of use assets and right of use liabilities for all 53 leases. This transaction was classified as a business combination in accordance with ASC 805.
The table below represents the purchase price allocation to total identifiable assets acquired and net liabilities assumed using the acquisition method, based on their respective fair values as of September 1, 2024.

Amount
Prepaid expenses and other current assets	$832
Operating lease right-of-use assets	76,351
Other assets	9,600
Current operating lease liabilities	(4,970)
Long-term operating lease liabilities	(58,301)
Deferred tax liability	(6,327)
Bargain purchase gain	(17,185)
Total purchase price	$—
Prepaid expenses and other current assets acquired consist of on-hand supplies at the facilities. Other assets acquired consist of contracts assumed with local hospitals, wherein the Company agrees to hold a specified number of beds available for potential hospital discharge, for a set date range. The fair value of these hospital contracts was determined using the income approach. This approach utilized significant assumptions including management’s best estimates of the expected future cash flows and renewal rates of the contracts.
Right-of-use assets specified in the table above are related specifically to the eight leases assumed as part of the transaction excluding the new lease agreements for 37 properties leased from Saddle and eight properties leased from unaffiliated third-party landlords. The value of the right-of-use assets was determined under a market approach. The market approach utilized significant assumptions based on estimated market rent assessments for the acquired lease contracts.
The deferred tax liability recognized is due to the Company having no tax basis in the assets acquired and liabilities assumed. The Company did not assume any liabilities other than those associated with the post-assumption obligations under the assumed leases.
Total fair value of the net assets acquired exceeds consideration transferred, resulting in a bargain purchase gain. The Company reassessed whether it correctly identified all of the assets acquired and all of the liabilities assumed prior to recognition of the gain, in accordance with ASC 805. This bargain purchase gain is recorded within other income (expense), net on the Company’s condensed combined/consolidated statements of income.
The unaudited pro-forma results presented below include the effects of the Prestige acquisition as if it had been consummated as of January 1, 2023, with adjustments to give effect to pro forma events that are directly attributable to the Prestige acquisition which includes adjustments related to the rent - cost of services expense. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of the acquired operations of the facilities. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the Prestige acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the Prestige acquisition been consummated as of January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,082,734	$896,291	$3,159,813	$2,568,790
Income before provision for income taxes	34,723	29,115	45,611	107,224

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
For the three and nine months ended September 30, 2024, the acquired facilities contributed revenue of $54,272. For the three and nine months ended September 30, 2024, income before provision for income taxes related to the facilities was $483.
In addition to the Prestige acquisition, during the nine months ended September 30, 2024, the Company’s operations expanded with the addition of 15 stand-alone facilities which included the acquisition of 1,879 skilled nursing beds and 174 assisted living beds operated by the Company’s affiliated operating subsidiaries. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction. During this same period, the Company’s real estate portfolio grew with 11 real estate purchases. Of the 11 real estate purchases, four of the properties were acquired in conjunction with the operations of the associated facility. For the other seven acquired properties, the Company’s subsidiaries previously operated the respective facilities and have now acquired the real estate associated with those operations. The aggregate purchase price for these real estate purchases was $225,261.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the nine months ended September 30, 2024 and through the issuance of the condensed combined/consolidated financial statements were not material operations to the Company individually or in the aggregate. Accordingly, other than as disclosed above, pro forma financial information is not presented. The additions have been included in the September 30, 2024 condensed combined/consolidated balance sheets of the Company, and the operating results have been included in the condensed combined/consolidated statements of income of the Company since the date the Company gained effective control.
Expansions and Divestitures After Period End
Subsequent to September 30, 2024, the Company’s operations grew in two new states and expanded in five existing states with the addition of 45 stand-alone facilities, 39 of which were acquired through long-term leases, four through real estate purchases, and for two of which the Company previously owned the real estate for. The new operations added 5,030 skilled nursing beds and 271 assisted living beds operated by the Company’s affiliated operating subsidiaries. Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring five properties associated with the Lessor Options. The aggregate purchase price for each of these acquisitions was $138,059.
Subsequent to September 30, 2024, the Company also divested of one leased facility which included 120 skilled nursing beds.
NOTE 14.COMMITMENTS AND CONTINGENCIES
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Regulatory Investigations
The Company is subject to various governmental inspections, audits, and investigations that arise in the ordinary course of its business. The following governmental investigations are ongoing, although the government entities conducting these investigations have not asserted claims against the Company in connection with these investigations.
On April 8, 2024, Providence Administrative Consulting Services (“Providence”) and Paradise Valley Healthcare Center (“Paradise Valley”) received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) requesting information and documents relating to an investigation of Paradise Valley and Providence to determine whether Paradise Valley and Providence violated the False Claims Act by submitting false claims to Medicare. The investigation relates to whether Providence and Paradise Valley improperly induced patient referrals through remuneration in violation of the Anti-Kickback Statute. The CID includes requests for information relating to referral source relationships, including relationships with medical directors and other individuals. The Company is cooperating with the investigation, which is ongoing.
On September 11, 2024, the Company received a CID from the DOJ requesting information and documents relating to an investigation of the Company’s California-based skilled nursing facilities to determine whether the Company violated the False Claims Act by submitting false claims to Medicare for reimbursement under the patient-driven payment model (PDPM) for skilled nursing and rehabilitation services. The CID includes requests for information relating to the Company’s practices and incentives pertaining to the completion and submission of Minimum Data Set Assessments and the resulting PDPM rates. The Company is cooperating with the investigation, which is ongoing.
On September 30, 2024, Providence Group, Inc. (“Providence Group”) received a CID from the DOJ requesting information and documents relating to an investigation of its skilled nursing facilities, specifically including Bishop Care Center (“Bishop”) to determine whether Providence Group violated the False Claims Act by submitting false claims to Medicare for reimbursement under the COVID-19 related Hospital Stay Waiver (otherwise known as the 1135 waiver). The CID includes requests for information relating to 1135 COVID Waiver practices at Bishop. The Company is cooperating with the investigation, which is ongoing.
On February 26, 2025, the Company received a subpoena from the DOJ per the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States. The subpoena includes requests for information relating to PACS’ 1135 COVID Waiver practices, billing of Medicare Part B for respiratory and sensory integration therapy services, change of insurance enrollment, cost waivers for co-pays, deductibles, and co-insurance, and claim reimbursement from Medicare for bad debt. The Company is cooperating with the investigation, which is ongoing.
SEC Investigation
The SEC’s Division of Enforcement is conducting an investigation into matters that relate to the Company’s accounting and financial reporting and disclosure, and the Company’s internal controls over financial reporting and disclosure controls.
The Company is cooperating with each of the regulatory investigations identified above and the SEC investigation to produce the requested information and documentation. At this time, the Company cannot predict the outcome of any of these investigations and there can be no assurance that one or more of these investigations will not result in suits or actions alleging, or findings of, violations of federal or state laws that could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations. The legal costs associated with responding to the regulatory investigations and SEC investigations can be substantial, regardless of the outcome.
The Company is unable at this time to estimate a loss or range of loss that may arise in the event that a claim is asserted against it in connection with any of these investigations for reasons including that these matters are in early stages, no factual issues have been resolved in these matters, and there is uncertainty as to the outcome of these matters, which can result in large settlement amounts or damage awards.

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
The Company has been, and continues to be, subject to other claims and legal actions that arise in the normal course of business, including potential claims filed by patients or others on their behalf related to patient care and treatment (professional negligence claims), as well as employment related claims filed by current or former employees. For example, the Company has been subjected to, and is currently involved in, litigation alleging violations of state and federal wage and hour laws resulting from the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action.
In addition to the litigations described above, the Company is also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against the Company, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges the Company and its leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, the Lead Plaintiff’s consolidated complaint is not due until 14 days after the Company files its Quarterly Report on Form 10-Q for the period ended September 30, 2024 and its Annual Report on Form 10-K for the year ended December 31, 2024. Defendants’ motion to dismiss the consolidated complaint is due 60 days after the complaint is filed, Plaintiffs’ opposition is due 60 days after the filing of the motion to dismiss, and Defendants’ reply is due 45 days after the filing of the opposition.
On February 14, 2025, a derivative action originally filed by plaintiff Theresa Howard-Hines (“Howard-Hines Action”) captioned IN RE PACS GROUP, INC. DERIVATIVE LITIGATION Lead Case No. 1:25-cv-01343-LJL (S.D.N.Y.) was filed against defendants Jason Murray, Derick Apt, Mark Hancock, Michelle Lewis, Jacqueline Millard, Taylor Leavitt, and Evelyn Dilsaver, with the Company named as nominal defendant. The complaint brings claims of breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution, based on substantially similar allegations as in the Manchin Action. On April 8, 2025, the court consolidated the Howard-Hines action with a similar derivative action filed by plaintiff Adam Beckman, under the name In re PACS Group, Inc. Derivative Litigation. On June 9, 2025, the parties filed a joint stipulation staying the action until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay.
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
GROUP, INC. DERIVATIVE LITIGATION. The defendants have not yet been served in this action. The parties have tentatively agreed to stay the Utah Derivative Action pending resolution of the anticipated motion to dismiss the securities class action. No dispositive rulings have issued, discovery is not proceeding, and there are no settlement ranges or agreements in principle. Future developments may include motions to dismiss and other dispositive motions, and potential coordination with the securities class action if the stays are lifted.
Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although the Company will vigorously defend itself in each of the actions described above and any other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain but could be material. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary, interim or final rulings.
The Company accrues a liability amount when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. The Company is unable to estimate a loss or range of loss in connection with the Securities Class Action and Shareholder Derivative Actions at this time for reasons including that these matters are in early stages, no factual issues have been resolved in these matters, and there is uncertainty as to the outcome of these matters.
The defense of any of the litigations described above may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company, taken as a whole. However, the Company’s assessment may evolve based upon further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $350 to $500 per claim, as well as an additional aggregate one-time deductible generally ranging from $4,975 to $6,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an external actuary to assist management in estimating the expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed combined/consolidated balance sheets are PLGL self-insurance liabilities amounting to $200,609 and $162,976 as of September 30, 2024 and December 31, 2023, respectively, which include $35,396 and $34,676, respectively, of estimated PLGL claims that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of September 30, 2024 and December 31, 2023 include $65,105 and $43,083, respectively, that were related to unasserted claims. The Company recorded an asset for the estimated PLGL claims that will be covered by the unrelated insurer. As of September 30, 2024 this asset amounted to $6,017 and $29,378 recorded within other receivables and other assets, respectively, and as of December 31, 2023, this asset amounted to $5,895 and $28,781 recorded within other receivables and other assets, respectively, as the PLGL claims and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
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
NOTE 15.CAPITAL STOCK
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
On April 15, 2024, the Company completed an IPO in which the Company issued and sold 21,428,572 shares of common stock at a public offering price of $21.00 per share, generating aggregate gross proceeds of $450,000 before underwriter discounts and commissions, fees, and other expenses of $35,843. In addition, the underwriters exercised their 30-day option to purchase an additional 3,214,284 shares of the Company’s common stock at the initial public offering price from the selling stockholders, less underwriting discounts and commissions. The Company did not receive any proceeds from any sale of shares by the selling stockholders.
On September 9, 2024, the Company completed an underwritten public offering in which the Company issued and sold 2,777,778 shares of common stock at a public offering price of $36.25 per share, generating gross proceeds of $100,694 before underwriter discounts and commissions, fees, and other expenses of $5,409. As part of the offering, selling stockholders sold 13,773,946 shares at the public offering price less underwriter discounts and commissions. In addition, the underwriters exercised their 30-day option to purchase an additional 2,482,758 shares of the Company’s common stock at the offering price from the selling stockholders, less underwriting discounts and commissions. The Company did not receive any proceeds from any sale of shares by the selling stockholders.
As of September 30, 2024, the amount of issued and outstanding shares of common stock was 155,177,511. The Company has not issued any shares of preferred stock.
NOTE 16.COMPUTATION OF NET INCOME PER COMMON SHARE
Basic net income per share is calculated by dividing net income attributable to the common stockholders by the weighted-average shares of Common Stock outstanding for the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, which are comprised of restricted stock units using the treasury stock method.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$16,210	$19,927	$19,153	$78,745
Less: net income attributable to noncontrolling interest	590	2	594	5
Net income attributable to PACS Group, Inc.	$15,620	$19,925	$18,559	$78,740
Denominator:
Weighted average common shares outstanding	153,124,371	128,723,386	143,804,609	128,723,386

Basic net income per common share	$0.10	$0.15	$0.13	$0.61
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$16,210	$19,927	$19,153	$78,745
Less: net income attributable to noncontrolling interest	590	2	594	5
Net income attributable to PACS Group, Inc.	$15,620	$19,925	$18,559	$78,740
Denominator:
Weighted average common shares outstanding	153,124,371	128,723,386	143,804,609	128,723,386
Plus: effect of diluted shares	5,328,960	—	1,933,274	—
Adjusted weighted average common shares outstanding	158,453,331	128,723,386	145,737,883	128,723,386

Diluted net income per common share	$0.10	$0.15	$0.13	$0.61
NOTE 17.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed combined/consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 Plan, which became effective on the date immediately preceding the date on which the Company’s IPO registration statement was declared effective by the Securities and Exchange Commission (SEC). The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2024, the total number of shares available for issuance under the 2024 Plan was 1,580,986.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 ESPP, which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP was equal to the number of shares equal to 1% of the number of shares of common stock outstanding as of immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2024 the total number of shares available for issuance under the 2024 ESPP was 1,501,520 as there have been no shares issued under this plan.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted RSU awards to key executives and directors of 15,409,470 and 0 shares during the nine months ended September 30, 2024 and 2023, respectively. For certain awards granted to key executives, the stock price used to determine the award fair value was the initial public offering price of $21.00 per share. Subsequent grants to non-employee directors used the market price on the date of respective grant to determine the award fair value. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years as the grantee meets the requisite service condition. Other awards granted vest over one year. The fair value per share of RSU awards granted during the nine months ended September 30, 2024 ranged from $21.00 to $24.85. The fair value per share includes awards to non-employee directors.
A summary of the status of the Company’s non-vested RSU awards for the nine months ended September 30, 2024 is presented below (there was no such activity prior to the approval of the 2024 Plan, including in 2023):

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	15,409,470	21.00
Vested	(3,847,652)	21.00
Forfeited	—	—
Non-vested at September 30, 2024	11,561,818	$21.01
During the nine months ended September 30, 2024, the Company granted 18,891 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The fair value per share of these awards were $24.85 based on the market price on the grant date. Subsequent to September 30, 2024, the Company granted 1,962,425 RSU awards to employees from the 2024 Plan. The fair value per share of these awards were $13.72 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense related to restricted stock unit awards	$12,304	$—	$103,240	$—
Total stock-based compensation expense	$12,304	$—	$103,240	$—
In future periods, the Company expects to recognize $220,432 in stock-based compensation expense for unvested RSU awards that were outstanding as of September 30, 2024. Future stock-based compensation expense will be recognized over 4.5 weighted average years for unvested RSU awards.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 18.SUBSEQUENT EVENTS
On November 19, 2025, the Audit Committee of the Company’s Board of Directors concluded an independent investigation that was initially disclosed in a press release issued on November 6, 2024, furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed combined/consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our audited combined/consolidated financial statements and related notes as disclosed in our final prospectus dated April 12, 2024 in connection with our IPO, which includes for the year ended December 31, 2023, and discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of September 30, 2024, our portfolio consisted of 276 post-acute care, assisted living, and independent living facilities across 15 states serving over 26,400 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.2 and 95%, respectively, as of September 30, 2024. As of September 30, 2024, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.7 and 83%, respectively.
Industry Trends
We operate in the post-acute care industry, which is an essential component of the healthcare delivery ecosystem, serving high need, medically fragile patients. The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. The industry continues to evolve, driven by several trends, including the following:
SNFs are an Integral and Essential Part of the Post-Acute Care Continuum. SNFs play an essential role in post-acute patient care. SNFs provide higher-acuity skilled nursing care to patients that cannot be adequately treated in community-based care settings, such as assisted living or independent living facilities, and who are no longer appropriate candidates for hospital care. Despite the wide array of services and variety of needs addressed, SNFs are the lowest cost facility-based post-acute healthcare. As reimbursement and coverage continues to shift toward value-based models with greater emphasis on controlling costs, SNFs are integral to post-acute care and can continue to drive high-quality outcomes in low-cost settings.

Large, Fragmented Industry Comprised of Mostly Small and Independent Operators. According to the National Center for Health Statistics (NCHS) 2020 National Post-acute and Long-term Care Study, the SNF industry in the United States encompasses approximately 15,000 facilities and serves approximately 1.3 million patients annually. The industry is highly fragmented, with the top 10 operators, each having greater than approximately 100 facilities, representing approximately 11% of total number of SNFs in the United States, according to CMS data as of September 2024, approximately 5,000 smaller and independent operators of less than 100 facilities making up the remainder. According to this data, approximately 73% and 27% of SNFs are located in urban and rural areas, respectively. In addition, approximately 73%, 21%, and 6% of SNFs are operated as for-profit, non-profit, and by the government, respectively, according to such data. We believe this fragmented landscape creates opportunities for larger providers with greater scale to serve patients better and meet regulatory requirements nation-wide by effectively addressing staffing, quality standards, and billing processes. In addition, due to the increasing demands from hospitals and insurance carriers to implement sophisticated and expensive reporting systems, we believe this fragmentation provides us with significant acquisition and consolidation opportunities.
Growing Demand Outpacing Supply of Skilled Nursing Facilities. The demand for healthcare services in the United States has increased in recent years and is expected to continue growing, largely due to a rapidly aging population and an increasing prevalence of chronic conditions. While demand has increased for SNFs, the number of SNFs has declined in recent years from approximately 15,650 in 2017 to approximately 14,800 in 2024. We believe this is due to a variety of factors, including an inability of many facilities to comply with the industry’s stringent regulatory compliance obligations and with quality standards, rigorous staffing, and billing requirements, as well as a lack of technology and sophistication at small and independent operators. Furthermore, new operators to this highly regulated industry face multiple barriers to entry, including the requirements to obtain a Certificate of Need, complex licensure and regulatory compliance requirements, lack of operating experience, and significant capital requirements. As a result, the addition of new SNFs has not kept pace with the number of SNFs exiting the market, amplifying the need for skilled nursing to serve an aging population.
Favorable Reimbursement Environment. According to CMS, approximately 72% of SNF revenue in 2022 was derived from government sources, including Medicaid and Medicare. Medicaid represents 51% of industry revenue, while Medicare represents approximately 21%. The remainder comprises managed care, private pay, and other payors. Medicare and Medicaid reimbursement has steadily increased over the past few years. Medicare reimbursement per patient day increased at a CAGR of approximately 3.6% from 2012 to 2021, while Medicaid reimbursement per patient day increased at a CAGR of approximately 1.9% from 2012 to 2021. During that time, the industry experienced over 9 years of growth in reimbursement rates.
Regulatory Environment. The SNF industry is highly regulated with stringent regulatory compliance obligations. In the ordinary course of business, providers are subject to federal, state and local laws and regulations relating to, among other things, billing and reimbursement, relationships with vendors, business relationships with physicians and other healthcare providers and facilities, as well as licensure, accreditation, enrollment, quality, adequacy of care, physical plant, life safety, personnel, staffing and operating requirements. Changes in law or new interpretations of existing laws and regulations may have a significant impact on revenue, costs and business operations of providers and other industry participants. In addition, governmental and other authorities periodically inspect the SNFs, senior living facilities and outpatient rehabilitation agencies to verify continued compliance with applicable regulations and standards and may impose citations and other regulatory penalties for regulatory deficiencies. Such regulatory penalties include but are not limited to civil monetary penalties, temporary payment bans, suspension or revocation of a state operating license and loss of certification as a provider in the Medicare or Medicaid program, which may be temporary or permanent in nature. This regulatory environment and related enforcement can have an adverse effect on providers and other industry participants. See the section titled “Regulatory Matters.”
Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of September 30, 2024:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,352	—	—	10	1,352
California	113	13,053	26	2,814	139	15,867
Colorado	19	2,219	1	242	20	2,461
Idaho	6	407	—	—	6	407
Kansas	3	378	—	—	3	378
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	6	411	2	165	8	576
Ohio	6	637	—	—	6	637
Oregon	21	1,481	—	—	21	1,481
South Carolina	21	2,352	4	488	25	2,840
Texas	3	290	2	246	5	536
Washington	19	1,460	—	—	19	1,460
	236	24,992	40	4,719	276	29,711
During the nine months ended September 30, 2024, we expanded our operations with the addition of 46 stand-alone skilled nursing operations and 22 assisted living facilities. These new operations added a total of 4,390 skilled nursing beds and 1,508 assisted living beds to be operated by our affiliated operating subsidiaries.
Subsequent to September 30, 2024, our operations grew in two new states and expanded in five existing states with the addition of 45 stand-alone facilities, 39 of which were acquired through long-term leases, four through real estate purchases, and two of which we previously owned the real estate for. Further, we expanded our portfolio of owned properties through five additional real estate purchases. For each of these five acquired properties, we previously operated the respective facilities and have now acquired the real estate associated with those operations. The aggregate purchase price for these acquisitions was $138,059. The new operations added 5,030 skilled nursing beds and 271 assisted living beds operated by our affiliated operating subsidiaries. Additionally during the period subsequent to September 30, 2024, we divested of one leased facility which included 120 skilled nursing beds. For further discussion of our real estate properties and expansions, see Note 13, “Operation Expansions”, in the Notes to the condensed combined/consolidated financial statements.
Key Skilled Services Metrics and Non-GAAP Financial Measures
We use the following key skilled services metrics and non-GAAP financial measures to help us evaluate our business, identify trends that affect our financial performance, and make strategic decisions.
Key Skilled Services Metrics
We monitor the below key skilled services metrics across all of our facilities and by Mature facilities, Ramping facilities, and New facilities. Mature facilities are defined as facilities purchased more than 36 months prior to a respective measurement date. Ramping facilities are defined as facilities purchased within 18 to 36 months prior to a respective measurement date. New facilities are defined as facilities purchased or built less than 18 months prior to a respective measurement date.
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
◦Skilled mix by revenue — Skilled mix by revenue represents the portion of routine revenue generated from treating high acuity Medicare and managed care patients. Routine revenue refers to skilled nursing services revenue generated by contracted daily rates charged for skilled nursing services. Services provided outside of routine contractual agreements are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not routine revenue. The inclusion of therapy and other ancillary treatments in the contracted daily rate varies by payor source and by contract. Revenue associated with calculating skilled mix is based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 27 and five assisted living and independent living facilities for the nine months ended September 30, 2024 and 2023, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the three months ended September 30, 2024 and 2023:

	Total Facility Results
	Three Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$1,010,277	$783,834	$226,443	28.9%
Skilled mix by revenue	50.5%	49.4%		1.1%
Skilled mix by nursing patient days	29.3%	27.9%		1.4%
Occupancy for skilled nursing services:
Available patient days	2,399,563	1,986,215	413,348	20.8%
Actual patient days	2,171,432	1,795,214	376,218	21.0%
Occupancy rate (operational beds)	90.5%	90.4%		0.1%
Number of facilities at period end	249	197	52	26.4%
Number of operational beds at period end	27,467	22,231	5,236	23.6%

	Mature Facility Results
	Three Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$315,154	$271,602	$43,552	16.0%
Skilled mix by revenue	54.3%	54.6%		(0.3)%
Skilled mix by nursing patient days	32.1%	31.9%		0.2%
Occupancy for skilled nursing services:
Available patient days	690,783	640,228	50,555	7.9%
Actual patient days	652,967	597,732	55,235	9.2%
Occupancy rate (operational beds)	94.5%	93.4%		1.1%
Number of facilities at period end	80	65	15	23.1%
Number of operational beds at period end	8,515	6,959	1,556	22.4%

	Ramping Facility Results
	Three Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$432,870	$314,826	$118,044	37.5%
Skilled mix by revenue	54.2%	52.1%		2.1%
Skilled mix by nursing patient days	31.2%	30.0%		1.2%
Occupancy for skilled nursing services:
Available patient days	934,132	746,104	188,028	25.2%
Actual patient days	877,092	697,036	180,056	25.8%
Occupancy rate (operational beds)	93.9%	93.4%		0.5%
Number of facilities at period end	93	74	19	25.7%
Number of operational beds at period end	10,686	8,188	2,498	30.5%

	New Facility Results
	Three Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$262,253	$197,406	$64,847	32.8%
Skilled mix by revenue	40.4%	38.1%		2.3%
Skilled mix by nursing patient days	24.0%	20.3%		3.7%
Occupancy for skilled nursing services:
Available patient days	774,648	599,883	174,765	29.1%
Actual patient days	641,373	500,446	140,927	28.2%
Occupancy rate (operational beds)	82.8%	83.4%		(0.6)%
Number of facilities at period end	76	58	18	31.0%
Number of operational beds at period end	8,266	7,084	1,182	16.7%

The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities, and New facilities as of and for the nine months ended September 30, 2024 and 2023:

	Total Facility Results
	Nine Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$2,849,806	$2,245,707	$604,099	26.9%
Skilled mix by revenue	51.2%	56.8%		(5.6)%
Skilled mix by nursing patient days	29.4%	33.9%		(4.5)%
Occupancy for skilled nursing services:
Available patient days	6,788,832	5,345,945	1,442,887	27.0%
Actual patient days	6,165,899	4,873,494	1,292,405	26.5%
Occupancy rate (operational beds)	90.8%	91.2%		(0.4)%
Number of facilities at period end	249	197	52	26.4%
Number of operational beds at period end	27,467	22,231	5,236	23.6%

	Mature Facility Results
	Nine Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$877,803	$816,081	$61,722	7.6%
Skilled mix by revenue	55.0%	60.2%		(5.2)%
Skilled mix by nursing patient days	32.2%	36.8%		(4.6)%
Occupancy for skilled nursing services:
Available patient days	1,959,687	1,857,644	102,043	5.5%
Actual patient days	1,850,627	1,732,234	118,393	6.8%
Occupancy rate (operational beds)	94.4%	93.2%		1.2%
Number of facilities at period end	80	65	15	23.1%
Number of operational beds at period end	8,515	6,959	1,556	22.4%

	Ramping Facility Results
	Nine Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$1,227,925	$585,935	$641,990	109.6%
Skilled mix by revenue	55.9%	55.3%		0.6%
Skilled mix by nursing patient days	32.7%	32.7%		—%
Occupancy for skilled nursing services:
Available patient days	2,613,520	1,373,686	1,239,834	90.3%
Actual patient days	2,467,398	1,280,714	1,186,684	92.7%
Occupancy rate (operational beds)	94.4%	93.2%		1.2%
Number of facilities at period end	93	74	19	25.7%
Number of operational beds at period end	10,686	8,188	2,498	30.5%

	New Facility Results
	Nine Months Ended September 30,
	2024	2023	Change	% Change

	(dollars in thousands)
Skilled nursing services revenue	$744,078	$843,691	$(99,613)	(11.8)%
Skilled mix by revenue	39.3%	54.6%		(15.3)%
Skilled mix by nursing patient days	22.3%	31.9%		(9.6)%
Occupancy for skilled nursing services:
Available patient days	2,215,625	2,114,615	101,010	4.8%
Actual patient days	1,847,874	1,860,546	(12,672)	(0.7)%
Occupancy rate (operational beds)	83.4%	88.0%		(4.6)%
Number of facilities at period end	76	58	18	31.0%
Number of operational beds at period end	8,266	7,084	1,182	16.7%

The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	37.0%	36.8%	36.6%	32.3%	23.7%	24.3%	33.3%	31.8%
Managed care	17.3	17.8	17.6	19.8	16.7	13.8	17.2	17.6
Skilled mix	54.3	54.6	54.2	52.1	40.4	38.1	50.5	49.4
Medicaid	38.4	38.6	37.4	40.6	50.4	53.0	41.2	43.1
Private and other	7.3	6.8	8.4	7.3	9.2	8.9	8.3	7.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	18.5%	17.8%	18.5%	16.3%	11.4%	10.9%	16.4%	15.3%
Managed care	13.6	14.1	12.7	13.7	12.6	9.4	12.9	12.6
Skilled mix	32.1	31.9	31.2	30.0	24.0	20.3	29.3	27.9
Medicaid	59.6	58.9	59.7	60.4	65.3	69.8	61.4	62.5
Private and other	8.3	9.2	9.1	9.6	10.7	9.9	9.3	9.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	37.3%	43.4%	37.7%	35.8%	22.9%	39.5%	33.6%	39.9%
Managed care	17.7	16.8	18.2	19.5	16.4	15.1	17.6	16.9
Skilled mix	55.0	60.2	55.9	55.3	39.3	54.6	51.2	56.8
Medicaid	38.1	34.1	36.3	37.6	51.5	38.9	40.9	36.8
Private and other	6.9	5.7	7.8	7.1	9.2	6.5	7.9	6.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	18.5%	23.1%	19.3%	18.6%	10.3%	20.7%	16.4%	21.0%
Managed care	13.7	13.7	13.4	14.1	12.0	11.2	13.0	12.9
Skilled mix	32.2	36.8	32.7	32.7	22.3	31.9	29.4	33.9
Medicaid	59.7	54.8	58.3	57.6	67.1	59.6	61.4	57.3
Private and other	8.1	8.4	9.0	9.7	10.6	8.5	9.2	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. Revenue associated with calculating average daily rates is based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under ASC 606. These rates also exclude additional state relief funding, which includes payments we recognized as part of The Families First Coronavirus Response Act (FFCRA).

The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
Average daily rate	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	$947.82	$926.59	$982.32	$903.64	$880.10	$885.56	$949.62	$908.98
Managed care	603.54	566.65	684.92	657.24	560.68	584.03	623.48	608.48
Total for skilled patient payors (1)	802.49	767.66	861.20	790.79	712.35	745.64	805.90	772.87
Medicaid	305.80	294.37	310.83	306.84	326.88	300.71	314.41	301.03
Private and other	416.36	330.73	455.01	343.76	365.64	355.55	414.55	342.97
Total (2)	$474.28	$448.68	$495.71	$455.75	$423.64	$396.36	$467.98	$436.85
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Average daily rate	Mature		Ramping		New		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Medicare	$942.70	$872.15	$971.79	$885.51	$910.87	$871.03	$950.39	$874.85
Managed care	604.12	571.34	671.59	638.68	565.06	614.30	621.24	605.06
Total for skilled patient payors (1)	798.75	760.34	848.20	779.24	725.35	780.75	804.11	772.49
Medicaid	299.12	289.54	309.23	300.68	314.85	297.62	308.12	295.69
Private and other	396.81	318.32	430.88	336.55	355.44	349.58	395.91	335.12
Total (2)	$468.14	$465.36	$496.61	$460.72	$410.54	$456.30	$462.27	$460.68
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). EBITDA and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net income to the Non-GAAP Financial Measures in the table below, together with our condensed combined/consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.
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
EBITDA – We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before: interest expense; provision for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, losses incurred from debt restructuring, gains on lease termination, stock-based compensation expense, loss from equity method investment, forfeiture of a seller’s note, recognition of a bargain purchase gain, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. The loss related to our equity method investment is a loss allocated to us from a discrete disposal recognized by one of our equity method investments. The bargain purchase gain was recognized as part of our acquisition from the former operator Prestige.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.
The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a combined/consolidated basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$16,210	$19,927	$19,153	$78,745
Less: Net income attributable to noncontrolling interest	590	2	594	5
Add: Interest expense	9,029	10,217	35,040	36,159
Provision for income taxes	17,446	7,468	21,203	29,339
Depreciation and amortization	10,523	6,362	27,893	18,350
EBITDA	$52,618	$43,972	$102,695	$162,588
Adjustments to EBITDA:
Acquisition related costs	845	227	1,537	935
Loss resulting from debt restructuring	—	—	—	3,109
Gain on lease termination	—	—	(8,046)	—
Stock-based compensation expense	12,304	—	103,240	—
Loss from equity method investment	—	—	2,736	—
Forfeiture of seller's note	500	—	500	—
Bargain purchase gain	(17,185)	—	(17,185)	—
Adjusted EBITDA	$49,082	$44,199	$185,477	$166,632
Rent - cost of services	72,632	58,366	200,954	154,926
Adjusted EBITDAR	$121,714		$386,431

Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% of our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the three and nine months ended September 30, 2024 and 2023, skilled nursing services revenue represented over 98% of patient and resident service revenue.
We derive patient and resident service revenue from services rendered, under short-term contracts, to patients for skilled and intermediate nursing, rehabilitation therapy, and assisted living services. This revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits and reviews. Within our skilled nursing operations, we generate revenue from payor sources including Medicaid, Medicare and other payors such as commercial insurance companies, health maintenance organizations, and preferred provider organizations.
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
Cost of Services (exclusive of rent and depreciation and amortization shown separately)
Our cost of services represents the costs of operating our operating subsidiaries, which primarily consist of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance, rent expenses related to leasing our operational facilities (such as taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements), dietary services, contracted services and other administrative general cost of services with respect to our operations. As we continue to execute on our acquisitions strategy and grow our business, we expect that our cost of services will continue to increase.
Rent - Cost of Services
Rent - cost of services consists solely of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 236 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
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
We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. Our costs related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company are higher as a public company. Legal and professional fees incurred associated with the Audit Committee’s independent investigation and with ongoing investigations are included in general and administrative expense. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Depreciation and Amortization
Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the estimated useful lives of our depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 years to 15 years
•Furniture and equipment - minimum of 3 years to a maximum of 15 years
Other Expense, net
Other expense, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, including joint ventures, and gains from lease termination.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,		Change
	2024	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,024,276	$788,933	$235,343	29.8%
Other revenues	2,029	253	1,776	702.0%
Total Revenue	$1,026,305	$789,186	$237,119	30.0%
Operating Expenses
Cost of services	849,599	638,491	211,108	33.1%
Rent - cost of services	72,632	58,366	14,266	24.4%
General and administrative expense	70,587	49,565	21,022	42.4%
Depreciation and amortization	10,523	6,362	4,161	65.4%
Total Operating Expenses	$1,003,341	$752,784	$250,557	33.3%
Operating income	22,964	36,402	(13,438)	(36.9)%
Other Income (Expense)
Interest expense	(9,029)	(10,217)	1,188	(11.6)%
Other income, net	19,721	1,210	18,511	N.M.
Total Other Income (Expense), Net	$10,692	$(9,007)	$19,699	(218.7)%
Income before provision for income taxes	33,656	27,395	6,261	22.9%
Provision for income taxes	17,446	7,468	9,978	133.6%
Net Income	$16,210	$19,927	$(3,717)	(18.7)%
__________________
N.M.: Not meaningful
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $235.3 million to $1.0 billion for the three months ended September 30, 2024, a 29.8% increase compared to the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, skilled nursing services revenue represented more than 98% of patient and resident service revenue.
Skilled nursing services revenue increased by 28.9%, or $226.4 million, to $1.0 billion for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This change was driven by an increase in patient days of 376,218 or 21.0% primarily due to an increase in operational beds of 5,236, or 23.6%, from September 30, 2023 to September 30, 2024. New facilities experienced a slight decrease in occupancy, from 83.4% for the three months ended September 30, 2023 to 82.8% for the three months ended September 30, 2024 due to our large number of recent new acquisitions, which generally have lower occupancy rates than ramping or mature facilities. Our relatively high occupancy rate across all facilities of 90.5% for the three months ended September 30, 2024, reflects a slight increase compared to 90.4% for the three months ended September 30, 2023, driven by increases in both the Ramping and Mature facility cohorts.
Our skilled nursing services revenue was positively impacted by developments in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates increased by 4.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase in the Medicare daily rate is attributable, in part, to the 6.4% Medicare Part A increase that became effective in October 2023, as well as a higher mix of patients requiring a higher acuity level.
Our average Medicaid rates increased 4.4% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Other revenue - Other revenue increased to $2.0 million for the three months ended September 30, 2024, compared to $0.3 million for the same period in the prior year due to an increase in lease income during the extended execution of the Prestige acquisition.
Cost of services
Cost of services increased by $211.1 million to $849.6 million, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The 33.1% increase was primarily driven by an increase of $124.7 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 201 as of September 30, 2023 to 276 as of September 30, 2024, an increase of 37.3%. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2023 accounted for $75.8 million or 60.8% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $32.3 million in administrative expenses for facilities; $28.0 million in contracted services made up of $3.7 million from New facilities, or 13.3%, and the remaining $24.3 million from Ramping and Mature facilities; and $12.3 million in nursing and dietary expenses, made up of $2.0 million from New facilities; with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $72.6 million for the three months ended September 30, 2024, compared to $58.4 million for the three months ended September 30, 2023. The increase was primarily attributable to the addition of new facilities with operating leases throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $21.0 million, to $70.6 million for the three months ended September 30, 2024, compared to $49.6 million for the three months ended September 30, 2023. This increase was due to stock compensation expense recognized during the quarter, associated with restricted stock units that were granted at the time of our IPO, which accounted for $12.3 million of the increase. The change was also impacted by an increase in salaries and wages of $10.9 million, or 35.1%, driven by growth in operations, offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $3.4 million.
Depreciation and amortization
Depreciation and amortization increased by $4.2 million to $10.5 million, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions as well as growth of our finance lease portfolio.
Other income (expense), net
Other income (expense), net was $10.7 million for the three months ended September 30, 2024, a decrease of $19.7 million compared to the three months ended September 30, 2023. Other income (expense), net consists of interest expense which decreased by $1.2 million, to $9.0 million for the three months ended September 30, 2024, driven by a decrease in amounts drawn on lines of credit and long-term debt of $338.3 million from September 30, 2023 to September 30, 2024. Additionally, other income, net increased by $18.5 million compared to the three months ended September 30, 2023, driven by an increase in unrealized gains on investments.
Provision for income taxes
Provision for income taxes totaled $17.4 million for the three months ended September 30, 2024, representing an effective tax rate of 51.8%, compared to a provision for income tax of $7.5 million and an effective tax rate of 27.3% for the three months ended September 30, 2023. The change in effective tax rate in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the change in forecasted pre-tax book income and an increase in non-deductible expenses, including non-deductible compensation in 2024. See Note 10 “Income Taxes”, in our condensed combined/consolidated financial statements for more information.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$2,878,946	$2,257,183	$621,763	27.5%
Additional funding	—	375	(375)	(100.0)%
Other revenues	2,900	734	2,166	295.1%
Total Revenue	$2,881,846	$2,258,292	$623,554	27.6%
Operating Expenses
Cost of services	2,347,738	1,768,078	579,660	32.8%
Rent - cost of services	200,954	154,926	46,028	29.7%
General and administrative expense	254,167	171,702	82,465	48.0%
Depreciation and amortization	27,893	18,350	9,543	52.0%
Total Operating Expenses	$2,830,752	$2,113,056	$717,696	34.0%
Operating income	51,094	145,236	(94,142)	(64.8)%
Other (Expense) Income
Interest expense	(35,040)	(36,159)	1,119	(3.1)%
Gain on lease termination	8,046	—	8,046	100.0%
Other income (expense), net	16,256	(993)	17,249	N.M.
Total Other Expense, Net	$(10,738)	$(37,152)	$26,414	(71.1)%
Income before provision for income taxes	40,356	108,084	(67,728)	(62.7)%
Provision for income taxes	21,203	29,339	(8,136)	(27.7)%
Net Income	$19,153	$78,745	$(59,592)	(75.7)%
__________________
N.M.: Not meaningful
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $621.8 million to $2.9 billion for the nine months ended September 30, 2024, a 27.5% increase compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, skilled nursing services revenue represented more than 99% of patient and resident service revenue.
Skilled nursing services revenue increased by 26.9%, or $604.1 million, to $2.8 billion for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This change was driven by an increase in patient days of 1,292,405 or 26.5% primarily due to an increase in operational beds of 5,236, or 23.6%, from September 30, 2023 to September 30, 2024. New facilities experienced a decrease in occupancy, from 88.0% for the nine months ended September 30, 2023, to 83.4% for the nine months ended September 30, 2024, due to recent new acquisitions, which generally have lower occupancy rates than ramping or mature facilities. Our relatively high occupancy rate across all facilities of 90.8% for the nine months ended September 30, 2024, reflects a slight decrease compared to 91.2% for the nine months ended September 30, 2023, driven by increases in both the Ramping and Mature facility cohorts.
Our skilled nursing services revenue was positively impacted by developments in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates increased by 8.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase in the Medicare daily rate is attributable, in part, to the 5.1% Medicare Part A increase that became effective in October 2023, as well as a higher mix of patients requiring a higher acuity level.
Our average Medicaid rates increased 4.2% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Additional funding - Additional funding revenue was $0 for the nine months ended September 30, 2024, compared to $0.4 million for the nine months ended September 30, 2023. The decrease was due to the termination of additional funding from the HHS under the Pandemic PHE in 2023.
Other revenue - Other revenue increased to $2.9 million for the nine months ended September 30, 2024, compared to $0.7 million for the same period in the prior year due to an increase in lease income during the extended execution of the Prestige acquisition.
Cost of services
Cost of services increased by $579.7 million to $2.3 billion, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The 32.8% increase was primarily driven by an increase of $344.8 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 201 as of September 30, 2023 to 276 as of September 30, 2024, an increase of 37.3%. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2023 accounted for $139.5 million or 40.5% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $106.9 million in administrative expenses for facilities driven by a $57.5 million increase in professional and general liability insurance; $66.5 million in contracted services made up of $11.5 million from New facilities, or 17.3%, and $55.0 million from Ramping and Mature facilities; and $35.3 million in nursing and dietary expenses, made up of $7.7 million from New facilities; with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $201.0 million for the nine months ended September 30, 2024, compared to $154.9 million for the nine months ended September 30, 2023. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $82.5 million, to $254.2 million for the nine months ended September 30, 2024, compared to $171.7 million for the nine months ended September 30, 2023. This increase was due to the increase in stock compensation expense recognized during the year, associated with restricted stock units that were granted at the time of our IPO, which accounted for an increase of $103.2 million. The change was also impacted by an increase in salaries and wages of $18.4 million, or 20.0%, driven by growth in operations, offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $38.1 million.
Depreciation and amortization
Depreciation and amortization increased by $9.5 million to $27.9 million, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions as well as growth of our finance lease portfolio.
Other expense, net
Other expense, net was $10.7 million for the nine months ended September 30, 2024, a decrease of $26.4 million compared to the nine months ended September 30, 2023. Other expense, net consists of interest expense which decreased by $1.1 million, to $35.0 million for the nine months ended September 30, 2024, driven by a decrease in amounts drawn on lines of credit and long-term debt of $338.3 million from September 30, 2023 to September 30, 2024. Additionally, in the nine months ended September 30, 2024, other expense, net included a gain of $8.0 million recognized upon the termination of a lease. Additionally, during the nine months ended September 30, 2024, other expense, net included other income of $16.3 million, an increase of $17.2 million from the nine months ended September 30, 2023. This increase was primarily driven by the recognition of a bargain purchase gain following our acquisition from the former operator Prestige during the nine months ended September 30, 2024.

Provision for income taxes
Provision for income taxes totaled $21.2 million for the nine months ended September 30, 2024, representing an effective tax rate of 52.5%, compared to a provision for income tax of $29.3 million and an effective tax rate of 27.1% for the nine months ended September 30, 2023. The change in effective tax rate in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the change in forecasted pre-tax book income and an increase in non-deductible expenses, including non-deductible compensation in 2024. See Note 10, “Income Taxes” in our condensed combined/consolidated financial statements for more information.
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
Liquidity & Capital Resources
Prior to our IPO our liquidity was generally derived from our cash flows from operations, mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans), and credit facilities maintained with commercial banks.
On April 15, 2024, we completed an IPO receiving initial net proceeds of $423.0 million. We used $370.0 million of the net proceeds from the IPO to repay amounts outstanding under our Amended and Restated 2023 Credit Facility (as defined below) and used the remaining amount for general corporate purposes to support the growth of the business. On September 9, 2024, we completed an underwritten follow-on offering receiving initial net proceeds of $96.4 million, of which we used $95.3 million to repay amounts outstanding under our Amended and Restated 2023 Credit Facility.
As of September 30, 2024 and September 30, 2025, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $49.5 million and $355.7 million, respectively. The total principal amount outstanding under our Amended and Restated 2023 Credit Facility as of September 30, 2024 and September 30, 2025, was $0 and $100.0 million, respectively. In addition, we had outstanding letters of credit of $13.3 million and $13.9 million, as of September 30, 2024 and September 30, 2025, respectively.
As described in more detail below, we are in a state of forbearance with the lenders associated with the Amended and Restated 2023 Credit Facility and as a result, we are currently unable to borrow additional amounts. We are in active discussions with the Required Lenders (as defined in the Amended and Restated Credit Agreement) regarding the terms of an amendment and waiver to our Amended and Restated 2023 Credit Facility and expect to reach an agreement before the end of the forbearance period to be able to borrow additional amounts.
, resulting in potential borrowing capacity of up to $586.7 million and $486.1 million, respectively, net of letter of credit usage.
The terms of the Amended and Restated 2023 Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated 2023 Credit Facility, subject to entrance into the agreement described above, as our single line-of-credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $224.8 million for the nine months ended September 30, 2024, compared to $84.4 million, for the nine months ended September 30, 2023.
We believe our current cash balances and our cash flow from operations and the proceeds from our IPO will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

The following table presents selected data from our condensed combined/consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by/(used in):
Operating activities	$302,751	$73,398
Investing activities	(338,345)	(112,844)
Financing activities	(21,098)	31,397
Net change in cash	$(56,692)	$(8,049)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$62,012	$90,157
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the nine months ended September 30, 2024 of $302.8 million increased by $229.4 million as compared with the same period in 2023. The increase was driven by an increase in operational performance across our existing portfolio of facilities as well as the incremental operational performance across our 75 facilities acquired since September 30, 2023. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $205.9 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact of collections to net income is driven by growth in operating facilities period-over-period, offset by an increase in days sales outstanding of 3.1, from 54.7 as of September 30, 2023 to 57.8 as of September 30, 2024. This growth in days sales outstanding is primarily due to the increase of newly acquired facilities during the year which typically have a longer collection period during the facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the nine months ended September 30, 2024 of $338.3 million increased by $225.5 million as compared with the same period in 2023. The increase in cash used was attributable to an increase of $140.3 million used to acquire real estate facilities and an increase of $11.3 million used to purchase property and equipment, in excess of cash used for these purposes in the nine months ended September 30, 2023. In the nine months ended September 30, 2024 we also purchased investments, consisting of holdings in investment grade bond mutual funds, of $45.0 million through our captive insurance subsidiary using funds held as long-term restricted cash previously held in other assets (see Note 6, “Fair Value Measurement”) and we made an additional $30.4 million investment in partnerships during the period, as opposed to no cash used for these purposes in the same period in 2023.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the nine months ended September 30, 2024 of $21.1 million increased by $52.5 million as compared to the net cash provided by financing activities of $31.4 million during the same period in 2023. Cash provided by financing activities was driven by a year-over-year increase in cash inflows from net IPO proceeds and follow on offering proceeds of $414.2 million and $95.3 million, respectively. Offsetting these inflows were decreases in net cash flows of $507.1 million and $56.5 million from lines of credit and long-term debt, respectively. The total long-term debt additions of $70.1 million during the nine months ended September 30, 2024 had more favorable terms, as compared to our then existing debt, including the additions to the HUD-insured mortgage loans of $65.6 million with interest rates ranging from 2.9% to 5.5% and remaining terms of 24 to 35 years.
Credit facility amendments
On May 16, 2024, we entered into an amendment to the Amended and Restated 2023 Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated 2023 Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of PACS Group, Inc. to the Amended and Restated 2023 Credit Facility, as further set forth therein. On November 14, 2024, we entered into another amendment to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for our delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, we entered into further amendments to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment also supplemented the Amended and Restated Credit Agreement’s financial covenants requiring us to maintain unrestricted cash and certain permitted investments of at least $100 million until we deliver audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
On July 24, 2025 and August 13, 2025 we entered into two separate forbearance agreements with the Truist Bank, as administrative agent (the “Administrative Agent”) and the lenders, pursuant to which the lenders agreed to temporarily forbear from exercising remedies under the Amended and Restated 2023 Credit Facility with respect to certain technical events of default, including without limitation matters relating to inaccuracies in certain representations and warranties made, which inaccuracies also triggered an event of default under the Third Consolidated Master Lease, dated June 30, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Omega Master Lease”), which in turn triggered an additional event of default under the Amended and Restated 2023 Credit Facility. In addition, a separate representation and warranty event of default occurred under the Omega Master Lease, which triggered an event of default under the Amended and Restated Credit Agreement (all such technical events of default under the Amended and Restated 2023 Credit Facility, the “Initial Technical Events of Default”). The August 13, 2025 Forbearance Agreement and Fifth Amendment to the Credit Agreement required that the Liquidity Requirement remain in place for the entirety of the forbearance period and further extended the delivery period with respect to the fiscal year 2024 financial statements. The forbearance period was scheduled to run until October 31, 2025, subject to extension by the Administrative Agent through November 30, 2025, or by the Required Lenders thereafter, or earlier termination upon the occurrence of certain specified events of default.
On October 21, 2025, we entered into a third forbearance agreement (the “October Forbearance Agreement”). Under the October Forbearance Agreement, the lenders again agreed to temporarily forbear from exercising rights and remedies under the Amended and Restated Credit Agreement with respect to the Initial Technical Events of Default, as well as certain additional technical events of default including without limitation matters relating to the designation of certain immaterial conflicted subsidiaries; failure to join certain subsidiaries to the loan documents; noncompliance with cash management requirements; and inaccuracies in certain representations and warranties made as a result of the foregoing (collectively, with the Initial Technical Events of Default, the “Technical Events of Default”). The Technical Events of Default also triggered an event of default under the Omega Master Lease, which in turn triggered an additional event of default under the Amended and Restated Credit Agreement.
The October Forbearance Agreement provides for the same forbearance period as the prior forbearance agreements. Following the October Forbearance Agreement, the Administrative Agent agreed to extend the forbearance period thereunder through November 30, 2025. During the forbearance period, we are required to comply with certain additional specified conditions, including the continued maintenance of minimum liquidity of $100 million, limitations on certain investments and acquisitions, and a prohibition on the borrowing of new loans under the Amended and Restated 2023 Credit Facility. The October Forbearance Agreement is intended to provide us with temporary relief while addressing the Technical Events of Default and does not constitute a waiver of the Technical Events of Default or amendment to the Amended and Restated Credit Agreement beyond the amended terms specified therein.
We are in active discussions with the Required Lenders regarding the terms of an amendment and waiver to our Amended and Restated 2023 Credit Facility and expect to reach an agreement following the end of the forbearance period.

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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2024, we had $13.3 million of borrowing capacity under the Amended and Restated 2023 Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Critical Accounting Estimates
Our condensed combined/consolidated financial statements and accompanying notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed combined/consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, cash flows, revenues and expenses, and related disclosure of contingent assets and liabilities.
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated April 12, 2024, including the fiscal year ended December 31, 2023, for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2023, other than as set forth in Note 3, “Summary of Significant Accounting Policies” with respect to Commitments and Contingencies.
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 3, “Summary of Significant Accounting Policies”, to our condensed combined/consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of September 30, 2024, we had $0 of variable rate debt, therefore none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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

Our cash and cash equivalents as of September 30, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of September 30, 2024, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $241.4 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of September 30, 2024 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
Item 4. Controls and Procedures
Inherent Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. No matter how well designed and operated, an effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, due to the material weaknesses described below.
Considering the material weaknesses described below, management performed additional analysis and other procedures to ensure that our condensed combined/consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed combined/consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the quarterly period ended September 30, 2024, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
•We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process.
•In addition, we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with ASC 606.
These material weaknesses led to errors in our previously issued interim condensed combined/consolidated financial statements for the three months ended March 31, 2024 and the three and six months ended June 30, 2024 (the “Prior

Financial Statements”), which will be included in Part II, Item 8, of our Annual Report on Form 10-K, at Note 22 to our combined/consolidated financial statements for the year ended December 31, 2024.
Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. Specifically, we have made, and are continuing to advance, the following enhancements to our internal control over financial reporting:
•We have retained an Interim Chief Compliance Officer (“CCO”) who has extensive healthcare regulatory experience and experience advising public companies, and who reports directly to our CEO accompanied by regular reporting and access to the Audit Committee. We we are in the process of hiring an experienced candidate, with both public company and post-acute healthcare experience, to serve as the permanent CCO.
•We also are in the process of recruiting additional compliance, legal and internal audit personnel to enhance our risk assessment capabilities.
•We have formed a Compliance Committee of senior management, chaired by the Interim CCO, with a detailed charter and oversight from the Audit Committee and Board of Directors.
•We have developed and launched an enhanced compliance training program throughout the organization, and have upgraded our compliance hotline and process for investigating complaints, including elevating matters that may have a financial impact to the Chief Financial Officer, Chief Accounting Officer, and Board of Directors.
•We are in the process of enhancing the controls related to revenue recognition, in which the Company’s compliance team will oversee a thorough review and approval process for new billing codes prior to billing. Once approved for use by the compliance team, these services will be reviewed in accordance with ASC 606, by the accounting function, prior to revenue recognition.
•We enhanced our Disclosure Committee process by adding sub-certifications and key personnel to specifically address the evaluation and communication of compliance and other business activities as they inform financial reporting. In addition, we are including a broader group of internal stakeholders to certain other meetings to ensure timely information is being shared which impacts financial reporting.

The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our combined/consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, could be adversely affected.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-—Other Information
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations that arise in the ordinary course of our business.
Regulatory Investigations
On April 8, 2024, Providence Administrative Consulting Services (“Providence”) and Paradise Valley Healthcare Center (“Paradise Valley”) received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) requesting information and documents relating to an investigation of Paradise Valley and Providence to determine whether Paradise Valley and Providence violated the False Claims Act by submitting false claims to Medicare. The investigation relates to whether Providence and Paradise Valley improperly induced patient referrals through remuneration in violation of the Anti-Kickback Statute. The CID includes requests for information relating to referral source relationships, including relationships with medical directors and other individuals. We are cooperating with the investigation, which is ongoing.
On September 11, 2024, we received a CID from the DOJ requesting information and documents relating to an investigation of our California-based skilled nursing facilities to determine whether PACS violated the False Claims Act by submitting false claims to Medicare for reimbursement under the patient-driven payment model for skilled nursing and rehabilitation services. The CID includes requests for information relating to PACS’ practices and incentives pertaining to the completion and submission of Minimum Data Set Assessments and the resulting PDPM rates. We are cooperating with the investigation, which is ongoing.
On September 30, 2024, Providence Group, Inc. (“Providence Group”) received a CID from the DOJ requesting information and documents relating to an investigation of its skilled nursing facilities, specifically including Bishop Care Center (“Bishop”) to determine whether Providence Group violated the False Claims Act by submitting false claims to Medicare for reimbursement under the COVID-19 related Hospital Stay Waiver (otherwise known as the 1135 waiver). The CID includes requests for information relating to 1135 COVID Waiver practices at Bishop. We are cooperating with the investigation, which is ongoing.
On February 26, 2025, we received a subpoena from the DOJ per the HIPAA relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States. The subpoena includes requests for information relating to PACS’ 1135 COVID Waiver practices, billing of Medicare Part B for respiratory and sensory integration therapy services, change of insurance enrollment, cost waivers for co-pays, deductibles, and co-insurance, and claim reimbursement from Medicare for bad debt. We are cooperating with the investigation, which is ongoing.
SEC Investigation
The SEC’s Division of Enforcement is conducting an investigation into matters that relate to our accounting and financial reporting and disclosure, and our internal controls over financial reporting and disclosure controls.
We are cooperating with each of the regulatory investigations identified above and the SEC investigation to produce the requested information and documentation. At this time, we cannot predict the outcome of any of these investigations and there can be no assurance that one or more of these investigations will not result in suits or actions alleging, or findings of, violations of federal or state laws that could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations. The legal costs associated with responding to the regulatory investigations and SEC investigations can be substantial, regardless of the outcome.
We are unable at this time to estimate a loss or range of loss that may arise in the event that a claim is asserted against us in connection with any of these investigations for reasons including that these matters are in early stages, no factual issues have been resolved in these matters, and there is uncertainty as to the outcome of these matters, which can result in large settlement amounts or damage awards.

Litigation
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by our independent operating subsidiaries. We, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, we, our independent operating subsidiaries, and others in the industry are subject to claims and lawsuits in connection with COVID-19 and a facility’s preparation for and/or response to COVID-19.
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and other companies in its industry are routinely subjected to varying types of claims and suits, including class-actions. Class-action suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. We expect the plaintiffs’ bar to continue to be aggressive in their pursuit of claims.
We have been, and continue to be, subject to other claims and legal actions that arise in the normal course of business, including potential claims filed by patients or others on their behalf related to patient care and treatment (professional negligence claims), as well as employment related claims filed by current or former employees. While there can be no assurance, based on our evaluation of information currently available, we do not believe the results of such litigation would have a material adverse effect on our results of operations, financial position or cash flows, taken as a whole. However, our assessment may evolve based upon further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.
For example, we have been subjected to, and are currently involved in, litigation alleging violations of state and federal wage and hour laws resulting from the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action.
In addition to the litigation described above, we are also subject to the following litigation:
Litigation -- Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against us, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges we and our leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, the Lead Plaintiff’s consolidated complaint is not due until 14 days after we file our Quarterly Report on Form 10-Q for the period ended September 30, 2024 and our Annual Report on Form 10-K for the year ended December 31, 2024. Defendants’ motion to dismiss the consolidated complaint is due 60 days after the complaint is filed, Plaintiffs’ opposition is due 60 days after the filing of the motion to dismiss, and Defendants’ reply is due 45 days after the filing of the opposition.
On February 14, 2025, a derivative action originally filed by plaintiff Theresa Howard-Hines (“Howard-Hines Action”) captioned IN RE PACS GROUP, INC. DERIVATIVE LITIGATION Lead Case No. 1:25-cv-01343-LJL (S.D.N.Y.) was filed against defendants Jason Murray, Derick Apt, Mark Hancock, Michelle Lewis, Jacqueline Millard, Taylor Leavitt, and Evelyn Dilsaver, with the Company named as nominal defendant. The complaint brings claims of breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution, based on substantially similar allegations as in the Manchin Action. On April 8, 2025, the court consolidated the Howard-Hines action with a similar derivative action filed by plaintiff Adam Beckman, under the name In re PACS Group, Inc. Derivative Litigation. On June 9, 2025, the parties filed a joint stipulation staying the action until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay.

On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION. The defendants have not yet been served in this action. The parties have tentatively agreed to stay the Utah Derivative Action pending resolution of the anticipated motion to dismiss the securities class action. No dispositive rulings have issued, discovery is not proceeding, and there are no settlement ranges or agreements in principle. Future developments may include motions to dismiss and other dispositive motions, and potential coordination with the securities class action if the stays are lifted.
Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourself in each of the actions described above and any other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary, interim or final rulings.
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
If any of the following risks and uncertainties develops into actual events or circumstances, they could have a material adverse effect on our business, financial condition and results of operations. You should carefully read the following risk factors, together with our condensed combined/consolidated financial statements and the related notes and all other information included in this report and our other filings with the SEC. This report contains forward-looking statements that contain risks and uncertainties.
Risks Related to Our Business and Industry
We depend upon reimbursement from third‑party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our facilities as well as changes in payor mix and payment methodologies and new cost containment initiatives by third-party payors.
Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients or skilled patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our revenue. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBBA, may materially affect our business and the operations of our independent subsidiaries. Because high acuity patients require more skilled nursing services and a higher level of care, we generally receive higher reimbursement rates for providing care to them. Lower acuity patients, who are typically Medicaid beneficiaries, typically require fewer skilled nursing services and thus we are typically paid lower rates by Medicaid for caring for them, sometimes at rates that do not cover our costs of providing care to the patient. Reimbursement rates provided for caring for skilled patients are more likely to meet or exceed the costs of providing care to those patients, thus enabling the facility to be fiscally sustainable. Given the generally predetermined nature of the reimbursement rates that we are paid for caring for patients, depending on their acuity level, if our labor or other operating costs increase disproportionately compared to the reimbursement rates we are paid for providing services, particularly with Medicaid patients, we will generally be unable to recover the increased costs from payors unless and until reimbursement rates are adjusted, and even then they may not be adjusted in full, in a timely manner, and are typically only adjusted on a prospective basis. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, it could have a material adverse effect on our business, financial condition, and results of operations.
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
Our subsidiaries operate SNFs in Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington as of December 31, 2024. Some states have established minimum staffing requirements for facilities operating in that state, and other states may do the same in the future, or existing requirements may become more stringent. The federal government recently adopted minimum staffing requirements as well. For further discussion of federal minimum staffing requirements, see the section titled “CMS Minimum Staffing Standards Final Rule.” Failure to comply with minimum staffing requirements due to competition for, a shortage of or an inability to hire required personnel can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. If a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk, with penalties including the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non‑renewal of the SNF’s license, and may also disqualify the facility from participation in state programs that reward facilities for meeting applicable quality criteria.

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
Existing or future federal, state or local laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Although implementation of the Staffing Rule has been delayed under the OBBBA, future Presidential Administrations and HHS and CMS, under new leadership, could impose more stringent requirements for staffing. Due to labor shortages and other opportunities available to qualified workers, there can also be no assurance that sufficient numbers of applicants will be available to fulfill any staffing requirements that may be imposed, whether at pay rates that companies can afford or otherwise. Furthermore, CMS and some states have published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.
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
State efforts to regulate or deregulate the healthcare services industry or the construction, expansion, or acquisition of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
Some states require healthcare providers, including SNFs, to obtain prior approval, commonly known as a certificate of need, for: (1) the purchase, construction or expansion of healthcare facilities; (2) capital expenditures exceeding a prescribed amount; or (3) changes in services or bed capacity.
Some other states that do not require certificates of need have effectively limited the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds those states will certify in certain areas or throughout the entire state. Still other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost‑prohibitive, excessively time‑consuming or otherwise unfeasible. In addition, some states require the approval of the state Attorney General for acquisition of a facility being operated by a non‑profit organization.
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
Under our decentralized model, each of operating subsidiaries is responsible for ensuring its compliance with the broad range of applicable federal and private healthcare regulatory requirements. PACS Services offers internal compliance professionals and invest in other resources to help us and our operating subsidiaries comply with these requirements. To further assist, we adopted a company-wide compliance program that includes, among other things, (1) policies and procedures that take into account applicable laws, regulations, sub‑regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our operating subsidiaries; (2) training about our compliance process for employees throughout our organization, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training) and (4) a compliance hotline that permits the anonymous reporting of potential compliance matters. Recently, with the assistance of outside counsel, we engaged in a detailed review of our compliance program and its implementation at our operating subsidiaries. As a result of that review we have or are implementing various changes to further assist us and our operating subsidiaries in evaluating and maintaining compliance with the various federal and state regulations that impact our business and that of our operating subsidiaries. Some of these changes include: retained a new Chief Compliance Officer with extensive experience in designing, implementing and monitoring a robust compliance program; regularly updating our policies and procedures library; updating our compliance hotline to facilitate the reporting and tracking of potential compliance issues; expanding our education and training programs; and increasing our monitoring for compliance and corrective actions.
Given our operations are subject to highly complex compliance requirements, our systems and internal controls regularly highlight potential compliance issues, which we investigate as they arise. We similarly investigate concerns that are reported to us by employees or other persons. In some cases, these potential compliance issues overlap with allegations in the ongoing government investigations identified in Part II, Item 1 “Legal Proceedings”. When errors or compliance failures are identified, we seek to rectify them as appropriate. Depending on the circumstances, in order to rectify a failure, we may be required to take certain actions, including but not limited to self-reporting them to applicable federal and state regulators, government agencies or other third parties, disgorging or paying money to the government or other third parties, and implementing changes to systems, personnel or other resources in order to mitigate the risk of recurrence, all of which could result in significant costs. Such issues, and any failure to properly remediate such issues or to timely identify and refund overpayments, for instance, could result in potential federal False Claims Act (FCA) liability and could have a material adverse effect on our business, financial condition and results of operations. Other significant compliance failures could have similar negative impacts.
We are subject to various governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part II. Item 1 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict the outcome of these ongoing investigations, or any government inspection, audit or investigation. We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff. Additionally, an adverse finding in any such matters could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations.
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
If we are unable to provide consistently high quality of care, or if our employees or staff members engage in conduct (or fail to take action) that impacts our patients’ health, safety, welfare or clinical treatment, our business will be adversely impacted and we may be subject to civil or criminal penalties, fines or other actions.
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
We refer to a number of operational metrics, including, but not limited to, skilled mix, average daily rates, occupancy percentage, and other metrics. We use these metrics to monitor and evaluate our business as well as the various facilities that we own and operate, and these metrics have an influence on our strategy, operational decision-making, budgeting, and planning. We calculate these metrics using internal systems and tools that are not independently verified by any third-party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
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
During the years ended December 31, 2024, 2023, and 2022, we added 106, 58, and nine stand-alone skilled nursing, assisted living, and subacute facilities, respectively. This growth, as well as growth in the current year and future years, has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility‑level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services at the facilities, and if we are unable to improve them quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, which could have an adverse effect on our business, financial condition and results of operation.
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
We may have difficulty completing partnerships that increase our capacity consistent with our growth strategy.
We may selectively pursue strategic acquisitions of, and we frequently pursue partnerships with, other healthcare providers. We may face limitations on our ability to identify sufficient partner, acquisition or other development targets and to complete those transactions to meet goals. These partnerships may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a partnership requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit health systems. We do not manage any of the partnerships in which we invest, and operational and strategic decision making power is held by entities that we do not control. If our partners do not fulfill their obligations, the affected partnership may not be able to operate according to its business or strategic plans, which could have a material adverse effect on our results of operations, or require us to increase our level of financial commitment to the partnership. Moreover, differences in economic or business interests or goals among partnership participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the partnerships to deviate from their business or strategic plans, or if our partners take actions contrary to our policies, objectives or the best interests of the partnership, it could have a material adverse effect on our business, financial condition and results of operations.

If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar rating activities, our business may be negatively affected.
CMS provides comparative public data, rating every SNF operating in each state based upon quality‑of‑care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is commonly known as the Five‑Star Quality Rating System. It gives each nursing home a rating of between one and five stars in various categories, with five‑star ratings becoming harder to obtain over time. The ratings are available on a publicly available website maintained by CMS currently called Care Compare. In cases of acquisitions, the previous operator’s clinical ratings are included in our overall Five‑Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Some of the ratings include a multi-year lookback period, which causes the prior operator’s data to be factored into our ratings for some period of time. Based on CMS’s guidance and regulations, we expect more data to be collected by CMS and reported on their website in the future.
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
We are self-insured up to certain limits for workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages. The types and amounts of self-insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase which may have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our facilities located in California account for a majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 49% of our skilled nursing beds are located in California as of December 31, 2024, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations.
In addition, our facilities in certain states, such as Kansas, Kentucky, South Carolina, Missouri, Ohio and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of qualified employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, contagious disease outbreaks, including COVID-19, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our facilities, adversely affect our business, reputation and financial condition, or otherwise cause our business to suffer in ways that we currently cannot predict.
The actions of national labor unions may adversely affect our revenue and our profitability.
Some of our facilities are parties to collective bargaining agreements with labor unions, and we anticipate that additional facilities will enter into collective bargaining agreements in the future. Although the Biden‐Harris Administration requested that HHS and CMS study and issue proposed rules regarding care‐based careers that may increase the likelihood of employee unionization due to increased emphasis on care‑based careers in SNF facilities, the current administration may not prioritize these initiatives. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non‑unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could have an adverse effect on our business, financial condition and results of operations.
As of December 31, 2024, we leased 270 or 86% of our facilities (including 49 leased facilities partially owned through our joint ventures managed by third parties). Most of our leases are triple‑net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Some of our leases cover more than one facility, including some leases that cover 25 or more facilities on a single master lease. We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
Each lease provides that the landlord may terminate the lease for a variety of reasons, including the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. For leases of certain facilities, our landlord could require us to purchase the associated real estate. Termination of a lease could result in a default under our debt agreements and could have an adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to comply with all of our obligations under the leases in the future. Furthermore, there may be disputes with landlords regarding the obligations under such lease, or the ability of the landlord to terminate the lease, which could disrupt our business operations and increase expenses.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long‑term debt, mortgages and long‑term leases could result in defaults under those agreements and cross‑defaults under other debt, mortgage or lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.
We may not generate sufficient cash flow from operations to cover interest, principal and lease payments. Additionally, under the terms of our amended and restated credit agreement with Truist Bank and a syndicate of lenders (Amended and Restated 2023 Credit Facility), we are subject to certain affirmative and negative covenants customary for credit facilities of this type as well as two financial covenants, a total leverage financial covenant and a fixed charge coverage ratio financial covenant. These restrictions may limit our ability to obtain additional advances under our Amended and Restated 2023 Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. We are currently in a state of forbearance with the lenders associated with the Amended and Restated 2023 Credit Facility and, as a result, we are currently unable to borrow additional amounts. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Credit Facilities.”
From time to time, the financial performance of one or more of our mortgaged facilities may not comply with the required operating covenants under the terms of the mortgage. Any non‑payment, noncompliance or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us or a loss of property. Furthermore, in many cases, indebtedness is secured by both a mortgage on one or more facilities, and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. If any of these scenarios were to occur, our financial condition would be adversely affected. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which would negatively impact our earnings and cash position. Further, because our mortgages and leases generally contain cross‑default and cross‑collateralization provisions, a default by us related to one facility could affect a significant number of other facilities and their corresponding financing arrangements and leases.
Because our Amended and Restated 2023 Credit Facility, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
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
If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. The changes enacted in the OBBBA may impose further strain and limitation of funds available through the Medicaid programs in the states where our independent subsidiaries operate. In addition, third-party payors may not make timely payment to us. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Delays also happen from time to time with managed care organizations and other insurance companies who are payors for our patients.
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
Nationally, MCOs cover increasingly large numbers of Medicaid and Medicare Advantage beneficiaries. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. Additionally, restrictions on the availability and utilization of Medicaid funds under the OBBBA may result in MCOs becoming more aggressive in the denial of claims to preserve limited Medicaid funds. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent operating subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider, demand discounted fee structures, limit the patients eligible for our services, or seek our assumption of all or a portion of the financial risk through a prepaid capitation arrangement, it could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Security breaches, cybersecurity incidents, or our inability to effectively integrate, manage and keep our information systems secure and operational could violate security laws, disrupt our operations, and subject us to significant liability.

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
A cyberattack or other incident that bypasses the security measures of our information systems could cause a security breach, which may lead to a material disruption to our information systems infrastructure or business, significant costs to remediate (e.g., data recovery) and may involve a significant loss of business or patient health information. If a cyberattack or other unauthorized attempt to access our systems or facilities were successful, it could also result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, could cause operational or business delays that may materially impact our ability to provide various healthcare services and otherwise conduct our business operations, and could require us to expend significant costs to remediate the breach and retrieve our data or access to our systems. Any successful cyberattack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to, disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the Office of the Inspector General (OIG) or state attorneys general), fines, private litigation with those affected by the data breach (including class action litigation), loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
We derive substantial revenue from government healthcare programs, primarily Medicare and state Medicaid programs. Medicare and Medicaid are our largest sources of total revenue. Medicare accounted for 33.8%, 38.6%, and 47.6% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Medicaid accounted for 40.4%, 37.6%, and 30.2% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare, Medicaid and other third-party payors payments, it could have a material adverse effect on our business, financial condition and results of operations.
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
•statutory and regulatory changes and executive actions, including policy interpretations and changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;
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
•changes in staff requirements as a condition of payment or eligibility for Medicare reimbursement;
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
For the fiscal year 2025, SNF prospective payment system (PPS) rule issued on July 31, 2024, Medicare Part A reimbursement for SNFs increased by 4.2%. CMS also added new quality measures to take effect in fiscal years 2026 through 2028 that assess staff turnover, discharge success, re‑hospitalization, and resident falls with injuries, which may adversely affect revenues obtained through the Medicare program. CMS’s changes to the SNF Value-Based Purchasing (VBP) program and the addition of new measures, may reduce the compensation our independent operating subsidiaries may receive under the SNF VBP program.
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
The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level, including through changes in laws, regulations, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans or the amount of expense we incur. Moreover, the OBBBA imposes significant reductions in the funding of the Medicaid program, such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. The OBBBA's passage prohibits the imposition of new provider taxes or increase of existing provider taxes, except for intermediate care facilities and nursing homes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the providers’ net patient revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. The changes to the Medicaid program enacted in the OBBBA limits avenues for states to generate Medicaid funding, and may limit who may qualify for Medicaid long-term care benefits. Additionally, states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Any discontinuance or reduction in federal matching of provider tax‑related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures or delays in eligibility or coverage, and as a result could have a material adverse effect on our business, financial condition or results of operations.
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
Beginning on April 1, 2023, states were allowed to begin disenrolling Medicaid beneficiaries. CMS is monitoring the disenrollment process in an effort to protect eligible beneficiaries from inappropriate coverage losses during the return to

Medicaid’s historical renewal, enrollment and eligibility determination practices, and has required certain states to pause disenrollments unless they could ensure all eligible people are not improperly disenrolled. Although CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid must be completed no later than December 31, 2025, our understanding is that the majority of states have now substantially completed their unwinding processes. Data from CMS on Medicaid redeterminations showed substantial increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or CHIP coverage, as well as decreases in Medicaid enrollment from 2023 to 2024. As a result of decreases in enrollment, there may be fewer current or potential patients able to pay for our operating subsidiaries’ services, and increased competition for Medicaid beneficiaries able to provide reimbursement for those services. In addition, states risk losing federal Medicaid matching funds for non‑compliance with CMS’s instructions, which could result in reduced Medicaid funds available for timely reimbursement of our operating subsidiaries for their operations.
Medicare and Medicaid nursing facilities are required to disclose data about the facility’s ownership, management and the owners of real property lessors upon initial enrollment and revalidation. In addition, the nursing facilities are required to timely report any changes, including in connection with any change of ownership. CMS defines the disclosable parties to include members of the facility’s governing body, persons or entities who are an officer, director, member, partner, trustee or managing employee of the facility, persons or entities that exercise operational, financial or managerial control, lease or sublease real property to the facility, own a direct or indirect interest of five percent or greater of the real property or provide management or administrative services to the facility. Additionally, for any disclosable party that is a corporation, the disclosure must include the stockholders who have a five percent or greater direct or indirect ownership interest. Additionally, facilities will be required to disclose whether any entity on the form is a private equity company or real estate investment trust (REIT). CMS makes the information that is provided publicly available. This new disclosure requirement involves reporting extensive information and may complicate our efforts to comply with Medicare and Medicaid requirements. Failure to comply with the new disclosure requirements could affect our participation in Medicare and state Medicaid programs and adversely impact our business and financial condition.
Medicaid is an important source of funding for our independent operating subsidiaries. We may be adversely affected by the disenrollment of Medicaid beneficiaries, which may lead to a reduction in reimbursement that may adversely impact our revenue and profit. Although CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid must be completed no later than December 31, 2025, the majority of states have now substantially completed their unwinding processes. The ultimate impact of Medicaid disenrollment on our finances and operations will depend on individual states’ specific circumstances and actions.
Reforms to the U.S. healthcare system, including regulations under the Affordable Care Act (ACA), continue to impose new requirements upon us that could materially impact our business.
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
Most recently, the OBBBA was enacted in July 2025, which imposes significant reductions in the funding of the Medicaid program. The law requires states to establish work requirements and more frequent redeterminations, among other modifications, and these changes are expected to reduce enrollment in state Medicaid programs. The timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes. The law also reduces limits on payments to Medicaid providers to 100 percent of the mandated Medicare rate for expansion states and

110 percent of the Medicare rate for non-expansion states. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response.
While it is not possible to predict whether and when any such healthcare reform initiatives or changes to the ACA will occur, specific proposals, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti‑discrimination under Section 1557 of the ACA and the disclosure of SNF ownership and service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
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
Both federal and state government continue to pursue intensive enforcement polices resulting in a significant number of investigations, audits, citations or regulatory deficiencies and other regulatory actions. Federal and state agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing audits, inquiries and investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; and the medical necessity of rendered services. In 2023, CMS announced a nationwide audit, the “SNF 5‑Claim Probe & Educate Review,” in which the Medicare Administrative Contractors review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing Targeted Probe and Educate (TPE) reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.
If we fail to comply with these extensive laws, regulations and prohibitions to our business, we and certain officers could become subject to demands for refund of alleged overpayments, civil and criminal penalties, termination, exclusion or payment suspensions from the Medicare and Medicaid program, loss of Medicare or Medicaid certification, bans on Medicare and Medicaid payments for new admissions, admission moratoriums. We may also become subject to corporate integrity agreements or extensive monitoring by regulatory agencies. For example, we are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part II. Item 1 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict their outcome of these investigations. We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff. Additionally, an adverse finding in any such matters could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations.
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
These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We are unable to predict the future course of federal, state and local regulation or legislation, including as it pertains to Medicare, Medicaid, or fraud and abuse laws, and how they are enforced. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operations, capital expenditure programs and operating expenses. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. While we diligently strive to maintain compliance with these laws, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. For example, we are subject to various governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part II. Item 1 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict the outcome of these ongoing investigations and any future legal proceeding, government inspection, audit or investigation.We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff.
Any adverse finding in these ongoing matters, or in any similar matter that may arise in the future, could subject us to civil or criminal penalties, sanctions, remedial measures and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. In addition, if we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action or legal proceedings, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness.
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. No material remedial actions have been taken against us to date, however, we have had facilities placed on special focus facility (SFF) status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. In particular, as our strategy includes the targeted acquisition of underperforming SNFs, we from time to time acquire facilities with special focus facility status. As of December 31, 2024, we had four facilities with special focus facility status. Three such facilities were acquired with this status and one was placed on such status following our acquisition of the facility. These facilities received such status as a result of accumulating an above average number survey deficiency points over the course of multiple surveys, some of which occurred prior to their acquisition. Survey deficiency points are issued by the government survey agency when inspecting a nursing facility to reflect the deficiencies that the facility is cited for in the survey, which include, but are not limited to, quality of life and care, freedom from abuse, neglect and exploitation deficiencies.
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
As CMS turns its attention to enhancing enforcement activities towards SNFs, state survey agencies will have more accountability for their survey and enforcement efforts. Effective October 1, 2024, CMS finalized expanded authority to impose multiple per day and per instance CMPs on facilities for non-compliance identified in surveys, with a look back period of three standard surveys. Although we are not able to predict whether the new administration will continue to prioritize regulation applicable to LTCs, the measures implemented under the Biden administration may result more frequent surveys of our facilities, with more substantial penalties, fines and consequences if they do not perform well. For low‑performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs. Additionally, CMS recently updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent operating subsidiaries.
We may be subject to increased investigation and enforcement activities related to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) violations.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients’ individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. HIPAA and other comparable state and federal laws and regulations change periodically. If we fail to comply with these state and federal laws and regulations, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm. As described in more detail in Part II. Item 1 “Legal Proceedings”, we are currently subject to a criminal investigation relating to the alleged making of false or fraudulent statements under HIPAA. We cannot predict the outcome of this investigation.
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
Several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the Multiple Procedure Payment Reduction (MPPR), institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS’s recent efforts to lower Medicare Part B reimbursement rates for outpatient therapy services. Such cost‑containment measures and ongoing payment changes could have an adverse effect on our revenue. The Office of the Inspector General (OIG) or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.
The OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in recent semi‑annual reports to Congress, and its January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG’s 2023 work plan. Nursing homes were also a topic of discussion in the OIG’s 2023 semi-annual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators, although it is unknown whether the current presidential administration will seek further or escalating scrutiny of SNFs.
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
As another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022 imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This law’s obligations may increase the costs of obtaining licensure, make applications more time‑consuming and complex, and may result in civil penalties and other sanctions against our facilities in the event they are not compliant with these new licensure application requirements. As a result, this law may delay or impede growth within California. As with the law that increases the cap of non‑economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.
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

On April 24, 2024, the California Department of Health Care Access and Information (HCAI) announced that the Office of Health Care Affordability’s Board approved a statewide healthcare spending target of 3%, which represents a long‐term reduction of current levels of statewide healthcare spending. The spending target will be phased in over time, initially starting at 3.5% for 2025 and 2026, the target will be lowered to 3.2% for 2027 and 2028 before ultimately reaching 3% for 2029 and beyond.
As another example, Texas passed a bill which partially restored Medicaid state relief funding for SNFs through August 31, 2023. Texas also enacted regulations effective September 1, 2023 that provide rate increases for direct care staff, which may provide financial relief to our independent operating subsidiaries in Texas. Other states may continue to propose bills impacting skilled nursing facilities, which may adversely affect our business, operations, and profitability.
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
Furthermore, the Biden Administration requested HHS and CMS study and issue proposed rules regarding care‑based careers, including improving access to training, increasing the attractiveness of compensation in care‑based positions, and improving the retention and career progression of care workers. The new administration may discontinue these studies, discontinue ongoing rulemaking activity, and may pursue significantly different policy‐setting and rulemaking priorities that do not include any of the Biden‐Harris Administration’s priorities. Simultaneously, certain actions taken under the Biden‐Harris Administration, such as increased enforcement authority by HHS and CMS, may be retained and utilized by the new Administration and its new leaders of HHS and CMS.
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
In addition, there currently is pending legislation in California to raise the minimum wage to $25 per hour for all healthcare workers and require SNFs to maintain a minimum spend of 85% of revenue on direct care costs. As of December 31, 2024, approximately 49% of our skilled nursing beds are located in California. Although there currently is no similar proposed legislation in the other states in which we operate, if we expand to other states, we may be subject to similar legislation.
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
In recent years, states have become increasingly interested in the review of healthcare transactions for impacts on costs, access to care and quality, and certain states are particularly focused on transactions involving private equity investments. Transactions involving single multi-state organizations with hundreds of healthcare providers and facilities across the country are and may be in the future subject to state reviews because one or more providers or facilities derive revenue from patients within the state. Certain state review processes can involve lengthy review and approval periods, require enhanced disclosure obligations and impact analysis, public notices and hearings, and approval conditions and post-closing oversight, including ongoing reporting obligations. Overall, these state laws regulating costs, access to care and quality, in effect and those that may go into effect in the future, may delay or burden our transactions, including future add-on acquisitions, increase costs associated with expansion, require intrusive disclosures, and impose onerous, ongoing reporting obligations.
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
•additional shares of our common stock being sold into the market by us or our existing stockholders;
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
Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. For example, on November 4, 2024, a short-seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, our Audit Committee commenced an independent investigation to review the matters referenced in the report. As discussed in more detail in the Explanatory Note to this Quarterly Report, our Audit Committee has completed its independent investigation; however, the publication of the short-seller report has created significant downward pressure and volatility on the market price of our common stock.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many healthcare companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. Following the publication of the short-seller report about us in November 2024 and following the significant decline in the market price of our common stock, we and certain of our executive officers were named as defendants in a securities class action discussed in more detail in Part II, Item 1. “Legal Proceedings”. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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
We are subject to a securities class action litigation and derivative lawsuit.
Securities class action litigation is often been brought against companies following a decline in the market price of their securities, and is often followed by derivative litigation. Following the publication of the short-seller report about us in November 2024, the market price of our common stock declined significantly and we and certain of our executive officers have been named as defendants in a securities class action and derivative lawsuits discussed in more detail in Part II, Item 1. “Legal Proceedings”. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange.
We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, Annual Report on Form 10-K for the year ended December 31, 2024, Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, due to an independent investigation by the Company’s independent Audit Committee and the process of restating of our consolidated financial statements for the periods ended March 31 and June 30, 2024. As a result of these delinquent filings, we were out of compliance with NYSE Listing Rule 802.01E. The delisting of our common stock from NYSE would likely have a negative effect on the price of our common stock, impair our stockholders’ ability to sell or purchase our common stock, lead to a limited amount of analyst coverage and may make it more difficult for us to raise capital on favorable terms in the future. In addition, delisting could subject us to additional litigation or regulatory investigation or enforcement. There can be no assurance that we will not receive future notifications regarding noncompliance with any of the requirements for continued listing on NYSE.
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
Our founders, Jason Murray and Mark Hancock, have substantial control over us and hold a substantial portion of our outstanding common stock, and their interests may conflict, or appear to conflict, with our interests and the interests of other stockholders.
Our founders, Jason Murray and Mark Hancock, collectively beneficially own approximately 70.4% of the voting power of our common stock. In addition, pursuant to the terms of our Amended and Restated Charter, our founders are able to control corporate matters for the foreseeable future. For example, each founder has the right to designate (i) up to two individuals for inclusion in our slate of director nominees if such founder beneficially owns at least 20% of the aggregate number of shares of common stock outstanding immediately following the completion of our initial public offering (IPO) or (ii) one individual for inclusion in our slate of director nominees if such founder beneficially owns less than 20% but at least 10% of the aggregate number of shares of common stock outstanding immediately following the completion of our

IPO. Accordingly, each founder currently has the right to designate two directors and collectively have the right to designate four directors, which represents four out of our five-member board of directors.
In addition, pursuant to the terms of our Amended and Restated Charter, for so long as Messrs. Murray and Hancock beneficially own, in the aggregate, the majority of the voting power of our outstanding shares of voting stock, they are able to remove any of our directors at any time with or without cause and may take action by written consent without a meeting of stockholders. As a result, Messrs. Murray and Hancock are able to determine or significantly influence our management, business plans, policies, and governance for the foreseeable future. This concentrated control of the composition of the board of directors and voting power of our common stock will preclude your ability to influence corporate matters for the foreseeable future, including with respect to the composition of our board of directors, the election and removal of directors, the authorization and issuance of additional shares of our common stock that would be dilutive to you, the issuance of shares of preferred stock that could be dilutive to you and could have disparate voting rights, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interests as one of our stockholders and may deprive us of what we perceive as an attractive business combination opportunity. These limitations could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
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
As of November 17, 2025, we had a total of 156,615,144 shares of our common stock outstanding. Of these shares, 45,925,732 shares of common stock are freely tradable, without restriction, in the public market unless purchased by our affiliates. The remaining shares are held by our directors, executive officers and other affiliates and may be sold in the public markets subject to volume limitations under Rule 144 of the Securities Act (Rule 144), and various vesting agreements. Sales of a substantial number of such shares or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Messrs. Murray and Hancock are additionally entitled to rights with respect to the registration of all of their shares and they may be able to sell their shares outside of the volume limitations imposed by Rule 144.
Additionally, the shares of our common stock registered on our registration statement on Form S-8 under the Securities Act and issuable or reserved for issuance under our 2024 Incentive Award Plan (2024 Plan) and our 2024 Employee Stock Purchase Plan (2024 ESPP) are eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of combined/consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our combined/consolidated financial statements and the accompanying notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we may elect to rely on exemptions from certain corporate governance standards and you may not have the same protections afforded to stockholders of companies that are subject to such requirements.
Jason Murray and Mark Hancock collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our board of directors consists of “independent directors,” as defined under the rules of the New York Stock Exchange;
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
For so long as we remain a “controlled company,” we may elect to rely on these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange rules.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 71.2% of our outstanding shares of common stock. Therefore, these stockholders (in particular, Messrs. Murray and Hancock) have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict, or appear to conflict, with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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
Any provision of our Amended and Restated Charter or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
Because the determination of whether we are a “U.S. real property holding corporation” (USRPHC) for U.S. federal income tax purposes depends on the fair market value of our “U.S. real property interests” (USRPIs) relative to the fair market value of our non-U.S. real property interests and our other business assets, and because we have significant interests in real property located in the U.S., we may currently be, or may become in the future, a USRPHC. There can be no assurance that we do not currently constitute, or will not become, a USRPHC. As a result, a “Non-U.S. Holder” may be subject to U.S. federal income tax on gain realized on a sale or other taxable disposition of our common stock if such Non-U.S. Holder has owned, actually or constructively, more than 5% of our common stock at any time during the shorter of the five-year period ending on the date of the sale or other taxable disposition or the Non-U.S. Holder’s holding period in such stock.
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
As a public company, we continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the Securities and Exchange Commission (SEC), and the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which increases our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and are required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses, in addition to the one described below, which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or combined/consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024 and facts learned during the Audit Committee’s independent investigation described more fully in the Explanatory Note in this Quarterly Report, we identified material weaknesses in our internal control over financial reporting. Specifically, we did not design and maintain a sufficiently robust compliance program with necessary levels of personnel and expertise, to perform an ongoing risk assessment process at the reasonable assurance level related to identifying, reviewing, communicating, and incorporating the associated operational risks into our accounting judgments related to revenue recognition. We did not maintain controls at the reasonable assurance level for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities.
As described in Part I, Item 4 “Controls and Procedures”, these material weaknesses resulted in a restatement of our previously issued interim condensed combined/consolidated financial statements as of and for the interim periods ended March 31, 2024 and June 30, 2024. Management is taking steps to remediate the material weaknesses in our internal controls, but we cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these material weaknesses or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Furthermore, the steps to remediate any such material weaknesses, including the ones described in Part I, Item 4 “Controls and Procedures”, could require additional remedial measures, including hiring additional personnel, which could be costly and time-consuming.
If, when required in the future, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to additional litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. In any of these cases, there could be an adverse affect on our business, financial condition and results of operations.
The restatement of our condensed combined/consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading of our common stock.
We restated our condensed combined/consolidated financial statements as of March 31, 2024, and for the three months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024 (as amended on May 21, 2024) and our condensed combined/consolidated financial statements as of June 30, 2024, and for the three and six months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024. The preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatement, we failed to timely file multiple periodic reports and faced delisting from NYSE. The restatement may cause investors to lose confidence in our operating results, the price of our common stock could decline and we could be subject to future, stockholder or other litigation or regulatory enforcement actions.

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
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. For example, in November 2024 a short-seller published a report containing numerous allegations of wrongdoing within our business. As a result, the trading price of our common stock experienced a significant and immediate decline, from which it has yet to fully recover. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
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
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. If we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions as result of any of the foregoing events, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition and results of operations. Furthermore, such adverse and uncertain economic conditions may impact the post-acute services industry and consumer demand for our services. Decreases in demand for our services without a corresponding decrease in our costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability.
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
For the years ended December 31, 2024, 2023 and 2022, we paid $33.7 million, $80.4 million, and $60.3 million, respectively, in cash dividends to holders of our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock. Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for occupancy at our facilities, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended and Restated 2023 Credit Facility restricts our ability to pay dividends to stockholders if we are in default under the agreement. The failure to pay or maintain dividends could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PACS GROUP, INC.

Date: November 19, 2025	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Mark Hancock
Mark Hancock
Director, Executive Vice Chairman, and Interim Chief Financial Officer
(Principal Financial Officer)