Form 10-K
period 2024-12-31
PACS Group, Inc.
filed 2025-11-19
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-42011
___________________________
PACS Group, Inc.
(Exact name of registrant as specified in its charter)
___________________________

Delaware		92-3144268
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

262 N. University Ave. Farmington, Utah 84025
(Address of Principal Executive Offices and Zip Code)
(801) 447-9829
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PACS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $757.4 million based upon the closing price reported for such date on the New York Stock Exchange.
As of November 17, 2025, there were 156,615,144 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE
Introduction
PACS Group, Inc. (“we,” “us,” our,” the “Company” and “PACS”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 concurrently with its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2025. This Annual Report contains the restatement (“Restatement”) of the Company’s (i) condensed combined/consolidated financial statements as of March 31, 2024, and for the three months then ended, included in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2024 (as amended on May 21, 2024) and (ii) condensed combined/consolidated financial statements as of June 30, 2024 and for the three and six months then ended, included in our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024 (collectively, the “Prior Financial Statements,” and each such quarterly period in the six months ended June 30, 2024, the “Impacted Periods”). The impact of the Restatement is reflected in the audited financial statements as of and for the period ended December 31, 2024 in this Form 10-K.
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
Items Included in this Filing
All restated financial information for the Impacted Periods is included in this Annual Report on Form 10-K, and we have not filed, and do not intend to file, amendments to the Forms 10-Q containing the Prior Financial Statements for the Impacted Periods. Refer to Note 22, “Restatement of Previously Issued Quarterly Financial Statements (Unaudited),” in the notes to the combined/consolidated financial statements in this Annual Report on Form 10-K for additional information, including a summary of the impacts of these adjustments.
Material Weakness
In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management were that we did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process. In addition, we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts With Customers. These material weaknesses resulted in the restatement of our previously issued interim condensed combined/consolidated financial statements for the Impacted Periods. In addition, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, due to the material weaknesses, our disclosure controls and procedures were not effective, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of December 31, 2024. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management, with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. For additional information regarding the material weaknesses and our steps for remediation, please see “Part II, Item 9A, Controls and Procedures.”
Considering the material weaknesses described above, management performed additional analysis and other procedures to ensure that our combined/consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, management believes that the combined/consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

PACS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to achieve and maintain future profitability;
•the demand for our services in general;
•our ability and the ability of local leaders and others to transform SNFs and other acquired facilities into higher acuity, high value-add short-term transitional care SNFs, including through the implementation of PACS Services;
•our expectations regarding improvement in clinical quality, patient experience, and operating metrics over time as facilities mature over a transition period, and our ability to maintain standards in our Mature facilities;
•our ability to successfully execute upon our strategy to deploy our decentralized, local operating model in acquired SNFs and in existing and new markets;
•our ability to successfully execute upon our acquisition strategy, including with respect to SNFs, and our ability to successfully identify, acquire and integrate facilities, businesses and operations;
•the scalability of PACS Services and our operating model;
•our ability to successfully compete with existing and new competitors generally and in specific existing and new geographical markets;
•the size of our market and market trends, including with respect to SNFs, expected growth rates of the market and our ability to grow within and further penetrate our market;
•our ability to attract, train, and retain motivated, entrepreneurial individuals, including local leaders. administrators, clinicians, and other important employees and personnel;
•our expectations regarding the ongoing civil and criminal government investigative demands;
•our expectations regarding the effects of existing and developing laws and regulations;
•our ability to comply with regulations applicable to our business;
•our ability to develop and protect our brand;
•our expectations regarding, and management of, future growth;
•our ability to maintain, protect and enhance our technology and intellectual property;
•our ability to implement, maintain and improve effective internal controls and remediate the material weakness; and

•the sufficiency of our cash to meet our liquidity needs and our ability to reach an agreement by the end of the forbearance period (as described herein) with the lenders under our Amended and Restated 2023 Credit Facility.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

RISK FACTORS SUMMARY
The following is a summary of certain of the principal risks that may materially adversely affect our business, financial condition, results of operations or liquidity. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
•We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.
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
•Our founders, Jason Murray and Mark Hancock, have substantial control over us and hold a substantial portion of our outstanding common stock, and their interests may conflict, or appear to conflict, with our interests and the interests of other stockholders

•We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we may elect to rely on exemptions from certain corporate governance standards and you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I
Item 1. BUSINESS
Business Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities, with 314 post-acute care facilities across 17 states serving over 30,100 patients daily. We also provide senior care, assisted living, and independent living options in some of our communities. Our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that enable local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
The post-acute care ecosystem serves individuals who need additional help recuperating from acute conditions, illnesses, or serious medical procedures after they have been discharged from the hospital. This ecosystem ranges from higher acuity, higher-cost settings, such as long-term acute care hospitals and inpatient rehabilitation facilities, to lower acuity, lower-cost settings, such as assisted living facilities, and home health. Skilled nursing facilities (SNFs) are positioned at the center of this ecosystem and play an essential role in providing cost efficient facility-based care to patients that have been discharged from hospitals but still require 24-hour in-patient services. SNFs can provide both long-term custodial care and higher value short-term transitional care. The SNF industry is large and growing, with the Centers for Medicare & Medicaid Services (CMS) expecting total industry expenditures to increase from $193.6 billion in 2022 to $283.3 billion in 2031, representing a compound annual growth rate (CAGR) of 4.3%. Based on the number of facilities as reported by CMS, we are one of the largest SNF operators in the United States. We are primarily focused on providing higher value short-term transitional care and believe we are uniquely positioned to capitalize on the current underlying trends within the SNF industry and to capture a growing portion of the expected demand.
We believe that healthcare is local and we operate through a decentralized model, recognizing that each patient, facility, and community is unique. To that end, we believe that our local leaders and employees understand the distinct needs and priorities of their patients, staff, and facilities and are best positioned to make clinical and operational decisions in order to optimize patient outcomes and experience. To facilitate this, each of our facilities operates independently, led by a facility administrator and his or her interdisciplinary team of medical directors, nurses, therapists, specialty consultants, and operators. To assist these local teams in achieving their best clinical and operating potential, we provide each facility with access to PACS Services, and they are subject to the PACS Code of Business Conduct and Ethics (which is described elsewhere in this report) and a variety of other policies and procedures designed to help ensure our operations are conducted consistent with applicable law and prudent business practices. PACS Services is a comprehensive suite of offerings, including accounting, finance, human resources, payroll, accounts receivable and payable, legal, compliance, and risk management services, as well as a robust suite of technology tools. We operate in a highly regulated industry with stringent regulatory compliance obligations, which require robust regulatory compliance operations. Failure to operate in compliance with applicable laws and regulations could require significant expenditures and result in regulatory deficiencies and other regulatory penalties. PACS Services functions to support our regulatory compliance obligations across our organization, including through controlled billing and cost reporting practices and legal, risk management, and compliance support. PACS Services also provides teams of regional professionals available as resources to each facility, including a regional vice president (RVP) for each operational region, and regional clinical and non-clinical directors and consultants. We developed PACS Services to be a resource to help reduce administrative burden so that local leadership teams can focus on making decisions that improve the care, well-being, and quality of life of their patients.
We believe that talented local leadership is critical to the success of our model of independently operated, centrally supported facilities. At the facility level, administrators are effectively the chief executive officers, and together with other local licensed professionals, are ultimately responsible for the day-to-day operations of their respective facilities. We seek to recruit, train, and reward dynamic administrators for our facilities, and rely on them to work with their interdisciplinary teams to implement policies and procedures that are appropriate and effective and result in positive outcomes. We support the delivery of excellent care by building excellent teams. We believe our model attracts high caliber, entrepreneurial professionals who value having considerable autonomy, accountability, and aligned incentives. We provide these professionals with leadership and industry training, guidance, and operational support. Our model is intended to align local leaders’ incentives with facility and organizational success, encouraging them to dedicate themselves to the long-term future of their facilities. To create such alignment, we have developed an administrator compensation structure that prioritizes operational and financial performance, as well as quality of care. Our administrators understand that a well-performing facility is the result of providing quality care in an environment of healing and caring, and one that is appropriately staffed, supplied, and equipped to meet the needs of its patients. This dedicated focus by our administrators and their local teams on patient outcomes drives demand for our services and can ultimately result in higher patient census and profitability. We also seek to provide opportunities for upward career mobility, with many of our administrators being promoted from within our company to roles of increasing levels of responsibility. Our culture of meritocracy and pride of ownership has helped us retain experienced facility administrators as well as RVPs who had a combined average industry experience of 12.2 years as of December 31, 2024. For the year ended December 31, 2024, we had a voluntary turnover rate of 2.5% among our facility administrators.
Excellence in clinical quality and experience for our patients is at the forefront of our mission. We believe our focus on quality is reflected in our CMS Quality Measures (QM) Star rating, occupancy rate, and skilled mix by nursing patient days (which refers to the number of days our Medicare and managed care patients receive skilled nursing services at SNFs as a percentage of the total number of days that patients from all payor sources receive skilled nursing services at SNFs for any given period). The QM Star rating is a number between 1 and 5 that is assigned to SNFs that participate in Medicare or Medicaid, and is based on an aggregate score across a range of quality reporting program requirements. As of December 31, 2024, 2023, and 2022, our average QM Star rating across our Mature facilities, which we define as facilities purchased more than 36 months prior to the measurement date, was 4.3, 4.2 and 4.4 Stars, respectively, compared to the industry average of 3.4, 3.6 and 3.7 Stars, respectively. For the years ended December 31, 2024, 2023, and 2022, our average occupancy rate across our Mature facilities was 94%, 93%, and 92%, respectively, compared to the industry average of 77%, 76% and 74%, respectively. For the year ended December 31, 2024, our skilled mix by nursing patient days was 29%, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have historically grown primarily through our disciplined and balanced acquisition strategy. We generally aim to create value by identifying and acquiring underperforming custodial care focused facilities and converting them into higher-value short-term transitional care focused facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. The resources and guidance offered by PACS Services are key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that enable local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.3 and 94%, respectively, as of December 31, 2024. As of December 31, 2024, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.3 and 83%, respectively.
Our portfolio of owned and leased properties is strategically located in 17 states: Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. We anticipate that available acquisition opportunities will enable us to further penetrate our reach into these 17 states and to enter new states in the future. We believe our current markets are attractive and that the states in which we operate each has unique benefits, such as favorable reimbursement dynamics, high barriers to entry, or population growth of adults aged 65 and older, which is our primary patient demographic. We generally look for similar attributes in new markets that we enter. As of December 31, 2024 we leased 221 facilities, directly owned the real estate at 44 facilities, and owned partial interests in an additional 49 facilities through joint ventures managed by third parties. As we continue to grow, we intend to explore additional purchases of real-estate assets, through purchase options or rights-of-first refusal in existing leases, as well as acquisitions and de novo construction of purpose-built facilities.
For the year ended December 31, 2024, we generated total revenue of $4.1 billion, representing a CAGR of 29.9% over the last three years. A substantial portion of our revenue is generated from payments from third-party payors, including Medicare and Medicaid, which represent our largest sources of revenue and accounted for 33.8% and 40.4% of our routine revenue for the year ended December 31, 2024, respectively. For the year ended December 31, 2023, we generated total revenue of $3.1 billion, and Medicare and Medicaid accounted for 38.6% and 37.6% of our routine revenue, respectively.
For the year ended December 31, 2024, our total operating expenses were $4.0 billion. For the same period, we generated net income of $55.3 million and Adjusted EBITDA of $279.5 million. For the year ended December 31, 2023, our total operating expenses were $2.9 billion and we generated net income of $112.9 million and Adjusted EBITDA of $237.5 million. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Skilled Services Metrics and Non-GAAP Financial Measures—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure.
As of December 31, 2024, we had total long-term liabilities of $3.5 billion.
Our Operating Model
Decentralized Operations
Our decentralized model is informed by our beliefs that “healthcare is local” and that each patient, facility and community is unique. Our administrators have significant autonomy in the decision-making process, subject to adherence to company policies and procedures, because we believe they know what is best for their community and their markets. Our 314 post-acute facilities are independently operated by local teams with robust administrative and consulting support from our PACS Services.
We strive to have each of our facilities led by experienced and highly qualified administrators, who serves in effect as a “local CEO,” alongside an interdisciplinary team of medical directors, clinicians, specialty consultants, and operators. In addition to a full clinical team of certified nursing assistants (CNAs), licensed practical nurses (LPNs), registered nurses (RNs), directors of nursing (DONs), and clinical directors, each facility has a local team of non-clinical staff including supervisors, admissions professionals, marketing professionals, and other business support personnel who have the common goal of providing excellent care and superior experiences for patients.
We provide PACS Services to each of our facilities, which includes support through a regional team of seasoned, highly qualified, cross-functional professionals, and led by an RVP. The team also includes regional clinical support personnel (such as directors of therapy, quality assurance, medical records, and clinical services personnel) as well as non-clinical personnel such as regional directors of recruitment and accounts receivable and accounts payable, reimbursement, and risk and compliance personnel. As of December 31, 2024, we had 22 RVPs overseeing each regional teams, covering an average of 14.3 facilities within a region and have an intimate understanding of the intricacies and challenges of the post-acute industry. We place the utmost importance on clinical quality, and as a result, many employees that provide PACS Services are clinicians by trade. We also have PACS policies and procedures applicable to all employees, including a Code of Business Conduct and Ethics, which are designed to help ensure our operations are conducted in accordance with the law and prudent business practices.
Technology and Services
Our technology focus delivers real-time data access to caregivers and administrators, enabling delivery of the best care at the right time. We have invested into internally developed and third-party technologies that comprise part of PACS Services. This robust suite of technologies helps support facility administrators, clinicians, and local teams by providing them with valuable tools to enable them to reduce the time and effort they spend on administrative tasks so that they can better focus on providing quality care and driving efficient business operations. PACS Services includes access to an industry-leading, third-party Electronic Health Record system, and a singular Enterprise Resource Program. In addition, we have internally developed an operational dashboard that is custom-built to provide valuable tools and real-time data insights to our local teams in order to enhance resource management and improve the delivery of care. This app-based, mobile technology integrates facility-level detail on admissions, occupancy, revenue, staffing, collections, and other key operational data points. Our technology platform enables local leaders and regional teams to continually review and monitor this data, which enables them to be agile in assessing the ongoing needs of their facility and to more easily identify and address the unique needs and priorities.
With this readily-available, real-time data, our local leaders are able to more easily assess what works well in their facilities and can appropriately manage their operations and share best practices with their colleagues within the company.

This data also facilitates greater risk management and compliance efforts, as financial and clinical information can be analyzed, which we believe helps promote accountability across the company. Across the company, we use insights from our data management tools to benchmark performance, manage expenses, monitor risk, and manage compliance.
We believe PACS Services provides technology systems and support infrastructure that can enable seamless integration of new facilities and help to reduce risk when we acquire new facilities.
Clinical and Operational Leadership
We believe we are an employer-of-choice in the SNF industry and have attracted highly qualified local leadership and clinicians. Our facility-forward model helps attract and retain motivated professionals whom we provide with extensive training, professional guidance by seasoned experts, and access to best practices. We offer challenging and fulfilling opportunities for clinicians to gain meaningful experience treating higher acuity patients. Through work-education programs, we also offer many of our clinicians the opportunity to improve or enhance their clinical licenses with sponsored certification programs. We believe we are at the forefront of enabling operators and clinicians to operate in their highest value capacity and at the best of their professional capabilities.
Our Administrator-in-Training program, geared towards recent college graduates, and our PACS Professional Program for experienced nursing home administrators, both provide valuable, intensive training and mentorship to help aspiring PACS administrators build important skills, such as operational systems management, administrative effectiveness, and leadership and people development. Our placement process assesses skill sets, qualifications, and career interests in order to pair leaders with the facilities and teams that will be a good fit.
Our frontline CNAs, LPNs, and RNs are also encouraged to participate in our internal continuing education programs, as well as outside programs, to help them continue to develop their skills and to meet any mandated continuing education requirements. We also offer our clinicians and other personnel educational assistance to enable them to sharpen their skills and enhance their capabilities.
Disciplined Acquisition Playbook
We have an established track record of successful acquisitions. Our significant historical growth has been primarily driven by implementing our expertise in acquiring underperforming long-term custodial care focused SNFs and converting them into higher acuity, high value-add short-term transitional care focused SNFs. In pursuing each acquisition opportunity, we employ a disciplined evaluation process to identify facilities that meet our acquisition criteria and strategic priorities. We believe our framework and focused approach for acquisitions has contributed to our overall success. Our approach involves:
•Sourcing and evaluation. We have developed specific acquisition criteria to drive efficient sourcing and growth, and we continually monitor our pipeline of suitable acquisition targets. We believe we have a reputation as an acquiror-of-choice, which has led to regular inbound opportunities from small operators, larger platforms, and industry partners, such as landlords, brokers, and REITs.
•Integration and execution. Prior to and following closing of an acquisition, we perform a full facility evaluation focused on operational, clinical, financial, and administrative functions. Through this evaluation, we develop a detailed action plan with goals for IT integration and implementation of best practices led by facility administrators. We believe that administrators can create immediate additional value through technology integrations and then drive continued growth over time with improvements to clinical quality, operations, and financial performance. Our facilities generally undergo a three-year post-acquisition transition period. During this period, our integration efforts and implementation of best practices often result in significant improvements to clinical quality and other operational metrics. We believe the results of our strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.3 and 94%, respectively, as of December 31, 2024. By comparison, the average QM Star rating and occupancy rate for New facilities was 3.3 and 83%, respectively, as of December 31, 2024.
Our Diversified Portfolio of Properties
We have a diverse portfolio of facilities that are located in selected attractive markets. A majority of our facilities are leased and are accounted for as either operating leases or finance leases. Our remaining facilities are either wholly-owned or partially-owned through joint ventures managed by third parties. Real-estate ownership is a key component of our growth strategy as it can provide balance sheet support as an inflationary hedge, provide capital flexibility as a source of asset collateral, reduce the burden of leases and restrictive agreements, and provide us opportunities to create additional value in improving distressed assets.
The following is a summary of our leased and owned facilities:
•Leased Properties. As of December 31, 2024, we had 270 leased facilities. The majority of these leased facilities are in California, with the remainder in Alaska, Arizona, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. We often leverage our financial and operational condition to negotiate favorable lease terms, including low annual rent escalators, long expiration dates, and purchase options. As of December 31, 2024, our weighted average annual lease escalator was 2%, our average monthly lease expense was $946 per bed, our average remaining lease term across our portfolio was approximately 14 years, and we had 37 total purchase options at our discretion and 3 rights of first refusal that we may exercise in future years.
•Owned Properties. We have historically purchased the real-estate assets for certain of the post-acute care facilities we operate. Many of our owned properties were acquired with limited cash outlay while in a distressed state, or through the exercise of a purchase option that was originally negotiated while in a distressed state. We seek to create value in our properties by purchasing these distressed facilities and making improvements under our operations and ownership. As of December 31, 2024 we owned 44 post-acute care facilities, and we have investments in joint ventures that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by PACS Group subsidiaries. The majority of our owned real-estate properties are located in California, with the remainder in Colorado, Kentucky, Missouri, Nevada, Pennsylvania, South Carolina, and Texas. We have also explored facility ownership through de-novo, or new-build, facilities where we construct facilities and own them. Since 2013, we have opened or are in the process of opening 8 de-novo facilities.
We classify each of our facilities into three distinct categories based on the amount of time that has passed since acquisition: Mature, Ramping and New. Mature facilities are defined as facilities purchased more than 36 months prior to a respective measurement date. Ramping facilities are defined as facilities purchased within 18 to 36 months prior to a respective measurement date. New facilities are defined as facilities purchased less than 18 months prior to a respective measurement date. As of December 31, 2024, we operated 138 Mature facilities, 50 Ramping facilities, and 126 New facilities. For the year ended December 31, 2024, our Mature, Ramping, and New facilities generated skilled nursing services revenue of $1.4 billion, $1.5 billion, and $1.0 billion, respectively.
We believe our success in improving our acquired properties is reflected in the average QM Star rating, occupancy rate, and skilled mix by revenue for each of our Mature, Ramping and New facilities, depicted in the table below for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Mature facilities	Ramping facilities	New facilities
Average QM Star rating	4.3	3.8	3.3
Occupancy rate (operational beds)	94%	94%	83%
Skilled mix by revenue	54%	54%	39%
As of December 31, 2024, our facilities had an average QM Star rating of 3.9 Stars compared to the industry average of 3.4 Stars, and an average occupancy rate of 90% compared to the industry average occupancy rate of 77%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Skilled Services Metrics and Non-GAAP Financial Measures.” We believe our strategy drives these results and is central to our ability to develop acquired facilities into higher performing facilities over time. For example, based on an analysis of the 91 facilities that we have acquired since 2018 and that have developed into Mature facilities as of December 31, 2024, we estimate that we were able to increase the occupancy rate and QM Star rating for acquired facilities by an average of 13% and 0.2 stars, respectively, as they progressed from New facilities to Mature facilities.
We believe the success of our strategy is further exemplified by our historical ability establish and maintain a QM Star rating for our Mature facilities that is higher than the industry average, The graphic below sets forth our QM Star rating over time for our Mature facilities, as well as the industry average QM Star rating for buildings of all maturities, for the periods indicated.
QM Star Ratings Over Time for PACS Mature Facilities vs. Industry Average
Source: CMS SNF Provider Information (Nov. 2024); PACS data for facilities with CMS certification and QM Star rating.
Execution of our strategy has also increased our number of facilities with QM Star ratings of 4 or 5 Stars over time. The graphic below sets forth our number of facilities by QM Star rating from 2015 through 2024.
QM Star Ratings Over Time for PACS Facilities
Our Value Proposition
We believe that our operating model creates meaningful value for patients and their families, our referring providers, our payors, and our administrators and clinicians.
Value Proposition for Patients and Families
•Coordinated care. We empower team members at every level through skillful training, shared resources, and a collaborative spirit. We help deliver coordinated care before, during, and after a patient’s stay with us. Prior to admission, our administrators or other facility leaders meet with patients and their families, as well as hospital discharge planners, to plan for the patient’s discharge and enable a seamless transition to our facility. During a stay with us, our local facility team coordinates closely with physicians to deliver high-touch, high-quality care for patients. As care nears completion, we meet with our patients, their families, home health agencies and downstream care providers to plan for and ensure a smooth transition.
•Outstanding patient experience. Our goal is to provide each patient with superior care and an outstanding experience. When patients arrive at our facilities they are greeted by a warm, inviting, and modern environment. We often upgrade facility infrastructure shortly after acquisition and perform periodic refreshes, to ensure our facilities are comfortable and well-equipped to serve patients across a wide range of acuities with a primary focus on high acuity patients. High acuity patients generally require higher levels of medical care or monitoring due to conditions or complications that cannot be easily managed, and often need more nursing resources and attention to maintain their quality of life. We believe our investment in modern equipment and technology enables our facility care teams to identify and respond to patient needs and provide them high quality care in a timely manner. Moreover, our clinicians are highly trained, have significant experience, and are able to leverage bespoke care plans to help ensure that patients receive care tailored to their particular needs.
Value Proposition for Referring Providers
•Strategic and seamless transitions. Our administrators and their interdisciplinary teams seek to become a preferred partner by developing a deep understanding of local referring providers’ and their patients’ needs. Administrators often visit with patients and their families prior to hospital discharge to plan for and map out a smooth admission to our facility. Once a plan is set, the facility team endeavors to quickly and seamlessly transition new patients to the facility with a focus on ensuring continuity of care in the transition. We believe that hospitals and other referral sources consider our facilities to be attractive discharge options because we are able to care for a wide variety of patient needs, and are often able to accept admissions on short notice, including on nights and weekends. Our flexibility helps hospitals maintain adequate bed availability to meet their other patients' needs.
•Trusted partner with quality care. Our ability to care for higher acuity patients enables referring providers to have confidence that we will be able to adequately care for their patients and assist them in their recovery. Our facilities seek to work with patients’ doctors to create personalized care plans to help ensure that patients stay on track in their recovery and to reduce the likelihood of their readmission to the hospital. Our facility teams also seek to coordinate closely with a patient’s home health agency or other post-SNF caregivers to try to ensure the patient’s transition home or to their next care setting is successful. This close coordination enables us, where warranted, to directly readmit patients back to our facility who would have otherwise been readmitted to an acute care hospital in the event they have a change of condition after leaving our facility.
Value Proposition for Payors
•Higher value site of care. We believe we provide high acuity care in a cost-effective setting and are able to quickly transition patients from the acute care setting, reducing length of stay and delivering more overall value for payors. Moreover, we believe we provide payors with a high-quality alternative to higher cost post-acute sites of care. For example, according to MedPAC, SNFs are the lowest cost facility-based post-acute healthcare, costing an average of $550 per covered day compared to $1,850 and $1,753 per covered day for inpatient rehabilitation facilities and long-term acute care hospitals, respectively.
•Culture of compliance. We focus on instilling a unified, cohesive culture of innovation and compliance that we believe provides consistency in our results and confidence in our facilities as an attractive care option for patients. Our emphasis on billing integrity, our independent internal compliance function, and our regular facility billing audits are intended to provide a foundation of trust and collaboration that makes us a natural choice for payors.
Value Proposition for Administrators and Clinicians
•Autonomy and aligned compensation. Each facility administrator is, in effect, the local “CEO” and dedicated leader of their facility. Alongside their local interdisciplinary team, they are empowered to make real-time decisions locally around all aspects of their business and to manage their individual facility in a way that they believe is best suited to address their local market and its needs, subject to compliance with company policies and procedures. We have designed a transparent incentive model for our administrators that is intended to align their compensation with operational and financial performance and with the quality of care of their facility. We provide them the tools and the autonomy to optimize the performance of their facility, and we reward them for success in their efforts. We believe that a well-performing facility is the result of providing quality care in an environment of healing and caring and one that is appropriately staffed, supplied, and equipped to meet the needs of its patients. This dedicated focus by our administrators and their local teams on patient outcomes drives demand for our services and can ultimately result in higher patient census and profitability.

•Robust technology enabled operating infrastructure. We developed PACS Services to reduce the managerial and operational burden on our administrators, enabling them to focus on leading their facilities and spending more time with patients and staff. PACS Services includes a robust suite of technology tools that provide detailed real-time data and trends that local clinicians and leadership teams can use to monitor and improve operational performance. PACS Services also includes regional support teams that leverage their deep tenure and experience across markets to provide higher-level support to local leaders on complex issues, including billing and cost reporting practices and regulatory compliance obligations. The regional teams are connected to and support the facilities within their designated region, which enables them to identify best practices and trends within the region, communicate those across their region, and provide facility-level support as needed.
•Highly entrepreneurial career development. By providing our administrators with autonomy in the operation of their facility, we believe we create a highly entrepreneurial environment that encourages and rewards leaders to optimize operational performance. We empower our clinicians to do the same and provide top performers the opportunity to progress via training for higher skill licenses and certifications. People are provided the opportunity to advance to become an administrator through our Administrator-in-Training program, and to join a regional leadership team. For example, in the year ended December 31, 2024, we promoted 11 of our administrators from within our organization after participating in our Administrator-in-Training program, and 18 of our RVPs were previously successful administrators with us.
Our Competitive Strengths
We believe our success is driven by the following competitive strengths:
Superior Overall Quality
Excellence in clinical quality and experience for our patients is at the forefront of our mission and is reflected in our above-industry average QM Star rating and occupancy rate. Our facilities employ skilled administrators and clinicians and equip them with purpose-built technology and support so they can operate at the top of their professional capacity and deliver high-quality care for patients. We continuously invest in our people, processes, and facilities to promote an excellent patient experience. We believe we deliver superior overall quality that has contributed to our reputation as a provider-of-choice in our communities, driving greater referral volumes from referring providers who value our high standards.
Decentralized Market-Driven Operating Model
Our decentralized model emphasizes local operational autonomy. We believe that placing decision-making power at the local level with teams who understand the needs of their patients and their communities facilitates responsiveness and adaptability to evolving patient needs and facility and community factors. We believe the empowerment of local leadership promotes improved quality care for patients, greater referral volumes and higher occupancy rates. Our operating model is highly transferable to new markets, and enable us to quickly integrate and enhance new facilities.
Transparent and Meritocratic Leadership Culture
We have built a transparent, competitive, and collegial culture that promotes individual growth both personally and professionally and prioritizes a deep commitment to our patients, families, and team members. We promote transparency in performance, which we believe encourages collaboration and healthy competition among local leadership that in turn drives best practices. We believe this meritocratic culture, supported by highly seasoned industry veterans, helps optimize clinical and financial outcomes at facilities and instills accountability throughout the organization. This leadership mindset has empowered us to develop a deep bench of leaders capable of supporting our existing and future facilities.
Employer-of-Choice with Directly Aligned Incentive Model
We believe that we are an employer-of-choice in the post-acute care industry, which enables us to attract and retain highly motivated, entrepreneurial individuals who value operational independence and financial opportunity. This has enabled us to attract enterprising individuals from diverse backgrounds who may not have otherwise considered careers in skilled nursing. Our compensation model is designed to align local individual incentives with the long-term clinical quality and operational performance of the facility, which we believe fosters a shared ownership mentality. We believe this directly aligned incentive model has played a critical role in successfully attracting, incentivizing, and retaining our industry veterans.
Robust Suite of Technology-Enabled Services
Our technology focus delivers real-time data access to caregivers and administrators, facilitating delivery of the right care at the right time. Our technology tools enable our local leadership teams to focus on their first priority, providing the highest quality care possible to patients. We believe our suite of technologies helps drive decision-making and enhances operating efficiencies that can improve clinical quality, operational metrics, and the financial performance of our facilities. While other facility administrators may spend considerable time on paperwork and low-value activities, we strive to reduce the administrative burden on our facility administrators so they can walk the halls, personally meet patients, and provide a bespoke, concierge-level customer service experience. We equip our clinicians with industry-leading technology, including point-of-care and digital charting technologies, which streamlines charting and paperwork, so they can spend more time with patients and focus on providing high quality care. We believe our technology and internally developed dashboards help to facilitate better patient care, risk management, regulatory compliance, staffing, and resource allocation. We have designed our technology to be easily integrated into new facilities and enable us to scale quickly and efficiently.
Differentiated, Multi-faceted, and Disciplined Acquisition Playbook
Since founded, we have demonstrated the effectiveness of our disciplined, multi-faceted playbook of acquiring and improving underperforming facilities, having successfully acquired and integrated over 300 facilities to date. We believe we have established a reputation as an acquiror-of-choice, which has led to several inbound opportunities, and has helped us build an extensive opportunity pipeline. Our balanced approach to evaluation enables us to selectively pursue opportunities that meet our strategic priorities and criteria and grow in a responsible manner. Through our investment into facilities and our integration process, we are able to transition new underperforming facilities to higher-value short-term transitional care facilities. We believe our success is evidenced by our robust QM Star ratings, occupancy rates, and profitability at our Mature facilities.
Our High-Quality Facilities
We are committed to providing a high-quality experience for all of our patients, which is why we invest in capital improvements and ongoing maintenance to all of our facilities, regardless of whether we lease or own. Our investment into facilities is differentiated from traditional industry operators who we believe are often hesitant to make physical plant investments into facilities and who often seek to extract value through cost-cutting or other limitations on facility resources. Our renovations are intended to improve the look and feel of facilities in order to provide an excellent experience. Our investments into medical beds, vitals monitors, physical therapy equipment, and other improvements enables us to provide services to higher acuity patients. We believe our high-quality facilities lead to sustained referral volumes, more admissions, and high skilled mix at our facilities, ultimately leading to higher occupancy rates and revenue per patient day. We also believe our investment into leased facilities makes us a preferred tenant with our landlords and provides us leverage in negotiating favorable lease terms.
Our Size and Scale
We believe our market density in key regions offers strategic advantages, such as brand recognition with referring providers, including hospitals and health systems, and consistency and continuity of referrals of patients. For example, our ability to accommodate a high volume of patients within our markets enables us to accept referrals without turning patients away to competitors, and can also further our reputation as a reliable, go-to provider of care for referring providers. We also believe our size and scale has provided us with the ability to negotiate favorable contracts with managed care and other payor sources, the ability to navigate stringent regulatory compliance obligations and withstand potential reimbursement and regulatory industry dynamics, and the ability to leverage real estate value for liquidity and growth.
Industry Overview and Market Opportunity
The Post-Acute Care Continuum is Essential to the Healthcare Ecosystem
We operate in the post-acute care industry, which is an essential component of the healthcare delivery ecosystem, serving high need, medically fragile patients. Post-acute care encompasses multiple care settings outside of acute care hospitals that are differentiated by the acuity level of patients and the services they require. While services may overlap across each distinct post-acute offering, post-acute rehab or SNFs provide the most comprehensive array of services. Upstream care providers, such as acute care hospitals, generally discharge patients to post-acute facilities where patients can receive key services at lower costs. For example, according to MedPAC, SNFs cost an average of $550 per covered day compared to $2,914 for short-term acute care hospitals.
Post-Acute Care Continuum
SNFs are an Integral and Essential Part of the Post-Acute Care Continuum
SNFs play an essential role in post-acute patient care. SNFs provide higher-acuity skilled nursing care to patients that cannot be adequately treated in community-based care settings, such as assisted living or independent living facilities, and who are no longer appropriate candidates for hospital care. Patients referred to a SNF are typically recovering from surgery or non-critical conditions, such as strokes, joint replacements, and acute infections, and are admitted to a SNF within 30 days of being discharged from a hospital where they spent at least three days as an inpatient. In many instances, patients are treated at SNFs prior to receiving home health nursing care and therapy services. The majority of SNF patients are aged 65 years or older. Despite the wide array of services and variety of needs addressed, MedPAC reports that SNFs are the lowest cost facility-based post-acute healthcare, costing on average $550 per covered day compared to $1,850 and $1,753 per covered day for inpatient rehabilitation facilities and long-term acute care hospitals, respectively. According to CMS MedPAC data, SNFs accounted for approximately 45% of the total post-acute care continuum spend. According to CMS Inpatient Hospital discharge data, in the first half of 2023, approximately 24% of Medicare patients over 65 years old were discharged to SNFs, representing more than any other facility type, including inpatient rehabilitation facilities and long-term acute care hospitals (approximately 6%), and more than home health nursing care (22%) or hospice (5%). As reimbursement and coverage continues to shift toward value-based models with greater emphasis on controlling costs, SNFs are integral to post-acute care and can continue to drive high-quality outcomes in low-cost settings. Furthermore, during the COVID-19 pandemic, SNFs were widely utilized to treat medically fragile patients, reinforcing the importance of SNFs to the healthcare ecosystem.
The skilled nursing industry can be classified into two main sub verticals: A) long-term custodial care and B) short-term transitional care. Long-term custodial care predominantly focuses on lower acuity, Medicaid-eligible patients and provides institutional, custodial care services, including nonskilled, personal care services such as assistance with bathing, dressing, or eating. Short-term transitional care predominantly treats higher acuity, Medicare-eligible patients and primarily provides short-term inpatient-level skilled nursing care such as rehabilitation, physical therapy services, and intravenous injections.
Large, Fragmented Industry Comprised of Mostly Small and Independent Operators
According to the National Center for Health Statistics (NCHS) 2020 National Post-acute and Long-term Care Study, the SNF industry in the United States encompasses approximately 15,000 facilities and serves approximately 1.3 million patients annually. The industry is highly fragmented, with the top 10 operators, each having greater than approximately 100 facilities, representing approximately 11% of total number of SNFs in the United States, according to CMS data as of September 2024, and approximately 5,000 smaller and independent operators of less than 100 facilities making up the remainder. According to such data, approximately 73% and 27% of SNFs are located in urban and rural areas, respectively. In addition, approximately 73%, 21%, and 6% of SNFs are operated as for-profit, non-profit, and by the government, respectively, according to such data. We believe this fragmented landscape creates opportunities for larger providers with greater scale to serve patients better and meet regulatory requirements nation-wide by effectively addressing staffing, quality standards, and billing processes. Moreover, many small and independent operators face pressure due to billing requirements, regulations, competition on quality of care and facilities, staffing shortages and competition, and the cessation of COVID-related provider relief funding, which has led them to pursue sales of their facilities or businesses. This provides additional opportunity for well-managed, high-quality operators to grow through acquisitions.
Growing Demand Outpacing Supply of Skilled Nursing Facilities
The demand for healthcare services in the United States has increased in recent years and is expected to continue growing, largely due to a rapidly aging population and an increasing prevalence of chronic conditions. According to the U.S. Census Bureau, the U.S. population aged 65 and older is expected to nearly double from 2020 to 2060 and reach 95 million in 2060, which exceeds the expected increase in the general population during that same period, and comprise one fifth of the total U.S. population in 2030. Moreover, according to the U.S. Census Bureau, the U.S. population aged 85 and older is expected to nearly triple from 2020 to 2060 and reach 19 million in 2060. Additionally, according to an article published in Frontiers in Public Health in 2022, the percentage of people in the United States aged 50 and older with at least one chronic condition is estimated to increase by 99.5% from 2020 to 2050. According to CDC data as of 2022, approximately 83% of SNF patients were 65 years of age or older.
As demand has increased for SNFs, the number of SNFs has declined in recent years from approximately 15,650 in 2017 to approximately 14,800 in 2024. We believe this is due to a variety of factors, including an inability of many facilities to comply with quality standards, rigorous staffing, and billing requirements, and a lack of technology and sophistication at small and independent operators. Furthermore, new operators face multiple barriers to entry, including the requirements to obtain a Certificate of Need, complex licensure requirements, lack of operating experience, and significant capital requirements. As a result, the addition of new SNFs has not kept pace with the number of SNFs exiting the market, amplifying the need for skilled nursing to serve an aging population.
Favorable Reimbursement Environment
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

The following charts depict the increase in Medicaid and Medicare Fee for Service reimbursement per patient day from 2015 through 2021 as reported by CMS.
Medicaid and Medicare Reimbursement Per Patient Day
Regulatory Environment
The SNF industry is highly regulated with stringent regulatory compliance obligations. In the ordinary course of business, providers are subject to federal, state and local laws and regulations relating to, among other things, billing and reimbursement, relationships with vendors, business relationships with physicians and other healthcare providers and facilities, as well as licensure, accreditation, enrollment, quality, adequacy of care, physical plant, life safety, personnel, staffing and operating requirements. Changes in law or new interpretations of existing laws and regulations may have a significant impact on revenue, costs and business operations of providers and other industry participants. In addition, governmental and other authorities periodically inspect the SNFs, senior living facilities and outpatient rehabilitation agencies to verify continued compliance with applicable regulations and standards and may impose citations and other regulatory penalties for regulatory deficiencies. Such regulatory penalties include but are not limited to civil monetary penalties, temporary payment bans, suspension or revocation of a state operating license and loss of certification as a provider in the Medicare or Medicaid program, which may be temporary or permanent in nature. This regulatory environment and related enforcement can have an adverse effect on providers and other industry participants. See the section titled “Business—Regulatory Matters.”
Our Market Opportunity
Despite the decline in the number of SNFs, the industry is large and growing, with CMS expecting total industry expenditures to increase from $193.6 billion in 2022 to $283.3 billion in 2031, representing a CAGR of 4.3%. Based on the number of facilities as reported by CMS, we are one of the largest SNF operators in the United States and believe our scale and other competitive strengths uniquely position us to capitalize on the current underlying trends within the SNF industry and capture a growing portion of this expected growth.
Our Growth Strategy
We have built a multi-faceted growth strategy with multiple organic and inorganic levers to help drive our growth and capitalize on the favorable industry dynamics. To continue our growth, we intend to:
•Expand our presence in existing and new markets. We have a robust pipeline of potential single-facility tuck-in acquisitions, larger multi-facility portfolio acquisitions and select new facility builds across existing and new markets. We have historically completed an average of approximately 25 acquisitions and one de-novo, or new-build, facility per year, but have the flexibility to increase or decrease this cadence from period to period in line with our business priorities and as strategic opportunities arise. We plan to continue to strategically pursue opportunities within our pipeline to supplement our organic growth. While we expect to continue to execute on this strategy, we do not have binding agreements or commitments for any material investments at this time.
•Leverage operational upside within our existing footprint. Our portfolio has a healthy foundation for strong embedded organic growth. We are focused on driving higher occupancy and increasing skilled mix in an effort to fill unused capacity with higher acuity patients, which can improve our revenue per patient day and our profitability, which in turn drive growth. Historically, we have found that it takes up to 3 years for a New facility to scale to performance similar to that of a Mature facility. As of December 31, 2024, we had 126 New and 50 Ramping facilities, which we believe provides us some degree of near-term visibility into expected organic growth within our footprint.
•Continue to grow our pipeline of leaders. Our rapid growth in size and scale can be attributed to our deep bench of talented leaders. Our administrators in training provide us with leadership resources that we can use to quickly staff new facilities with qualified operators. Similarly, our RVPs enable us to scale within regions. We intend to invest heavily in training existing leaders and expanding our bench of new administrators and RVPs and to support our future growth.
•Extract embedded value from real estate ownership. We plan to continue to evaluate our real estate purchase options in an effort to reduce our rent burden and grow the underlying earnings of our business. We have executed 24 purchase options since 2013 and had 37 additional options available to us as of December 31, 2024. We intend to continue to selectively exercise purchase options and continue structuring additional purchase options to provide an additional lever to grow net margins and enhance stockholder value. Moreover, we believe that our real estate ownership provides balance sheet support as an inflationary hedge, provides capital flexibility as a source of asset collateral, reduces the burden of leases and restrictive agreements, and provides us opportunities to create additional value by improving distressed assets.
•Ancillary opportunities. We have identified and continue to evaluate multiple investment opportunities that have the potential to improve our post-acute patient experience by augmenting the services we provide. We may capitalize on these investment opportunities that are ancillary to our core business, such as pharmacy services, laboratory services, transportation, and imaging, which have the potential to be additional sources of revenue and operating income over time. We refer to these efforts to build a strategic mix of investments in ancillary business lines as “PACS Ventures.” We continue to evaluate opportunities to in-source, acquire, and commercialize these ancillary opportunities. Additionally, we may choose to monetize our PACS Services by offering it to third-party SNF operators in the future.
•Expand into other post-acute sites of care. We believe that our proven operational playbook and focus on delivering high-quality care have the potential to be utilized in additional post-acute sites of care, including home health and hospice as well as within broader senior living communities. As of December 31, 2024, we had one independent living facility and 26 assisted living facilities which provide a foundation for further expansion.
Human Capital Resources
Our Culture and Values
Our leading culture of collegiality and committed focus on quality is driven from the top with entrepreneurial, passionate leaders who are determined to deliver a superior experience for patients and staff. Our culture of transparency across our regions and facilities fosters an environment where best-practices are shared among regions which promotes healthy competitiveness and constant improvement across our facilities.
Our culture is centered on the following core values:
•Love. We recognize that love is the foundation for providing care to the vulnerable. We support our clients as they build a culture of loving care within and beyond their communities.
•Excellence. We look for and act on opportunities to improve every day.
•Trust. We act with integrity and expect the same of others.
•Accountability. We seek responsibility for our actions, attitudes, and mistakes.
•Mutual respect. We treat others the way they want to be treated.
•Commitment. We are committed to providing exemplary, compassionate care to our residents and patients, and finding joy and satisfaction in our work as a team.

Our Employees
As of December 31, 2024, we had 45,680 employees working across 314 post-acute care facilities in 17 states and at our corporate headquarters in Farmington, Utah. Of our 45,680 employees, 26,788 are clinicians, including approximately 3,620 RNs including DONs, approximately 6,905 LPNs, and approximately 16,263 CNAs. Approximately 18,892 of our employees work in non-clinical functions and administrative / support functions, including 22 RVPs, 227 facility administrators, 24 senior living executive directors, 221 clinical and compliance support, 99 information technology support, and approximately 18,299 additional administrative and support staff. We also employ a dedicated team specifically focused on ensuring smooth functioning and support for our point-of-care including the clinical and compliance support, information technology support above. Additionally, 5,718 of our employees were represented by unions under collective bargaining agreements as of December 31, 2024.
Our senior management team boasts extensive experience, totaling an average of over 11.6 years with us and 18.0 years within the SNF industry as of December 31, 2024. As of December 31, 2024, our RVPs had a combined average of 5.9 years of experience with the Company, our administrators an average of 2.4 years and our Directors of Nursing an average of 2.6 years.
Competition
The post-acute care industry is highly competitive and fragmented and we compete with numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. We expect that the industry will become increasingly competitive in the future. Our independently operated facilities also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Increasingly, we are competing with home health and community-based providers who have developed programs designed to provide services to seniors outside a facility-based setting, potentially decreasing the time they need the higher level of care provided in a SNF. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:
•ability to attract and to retain qualified management and clinicians;
•reputation and achievements of quality healthcare outcomes;
•attractiveness and location of facilities;
•ability to charge competitive prices;
•the expertise and commitment of the management team and employees; and
•community value, including amenities and ancillary services.
We seek to compete effectively in each market by establishing a reputation within the local community as a preferred provider of post-acute care services. This means that the facility administrators are generally free to discern and address the unique needs and priorities of referring providers, patients, payors and other stakeholders in the local community or market, and then create a superior service offering and reputation for that particular community or market that is calculated to encourage prospective patients and referral sources to choose or recommend the facility.
Increased competition could limit our ability to attract and retain patients, qualified management and caregivers, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer lower costs, newer facilities or different programs or services than we offer, and may therefore attract individuals who are currently patients of our facilities, potential patients of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

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
The regulatory environment surrounding the healthcare industry subjects providers to significant scrutiny. In the ordinary course of business, we and other providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the United States Department of Health and Human Services (HHS) Office of the Inspector General (OIG), the United States Department of Justice (DOJ), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies may impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources.
As discussed in more detail in Part I. Item 3 “Legal Proceedings,” we have received two Civil Investigative Demands from the U.S. Department of Justice (“DOJ”) and one from the U.S. Attorney’s Office requesting information and documentation relating to investigations to determine if we have violated the Federal False Claims Act by improperly inducing patient referrals or by submitting false claims to Medicare. We have also received a subpoena from the DOJ Criminal Division per the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States, and a subpoena from the Respiratory Care Board of California (the “RCB”) relating to an investigation to determine if a Respiratory Care Practitioner (“RCP”) fraudulently documented providing respiratory treatments to two patients at one of our facilities. While we are cooperating with each of these investigations, we cannot predict their outcome and there are significant legal and other expenses involved that consume financial and personnel resources. Expansion of enforcement activity could have an adverse effect on our business, financial condition, or results of operations.
Medicare and Medicaid Reimbursement and Requirements
Medicare and Medicaid represent our largest sources of revenue and accounted for 33.8% and 40.4% of our routine revenue for the year ended December 31, 2024, respectively. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. The Medicare program and state Medicaid programs and their reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare and state Medicaid programs reimburse us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare and Medicaid. We cannot predict the extent to which such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and legislation will have on us. Historically, adjustments to reimbursement under Medicare and Medicaid programs, due to such changes or government actions, have had a significant effect on our revenue.
Medicaid - In March of 2020, the Families First Coronavirus Response Act (FFCRA) provided a 6.2% increase to the Federal Medical Assistance Percentage (FMAP) during the PHE. In addition to this funding increase, the FFCRA imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The bipartisan omnibus spending plan passed by Congress and signed into law by the President on December 29, 2022, amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. The FMAP increase CMS provided to states was subject to reductions in 2023. The ultimate amount of funding from each state varied substantially based on that states’ policies.
Medicare Annual Payment Rule and Updates - The Balanced Budget Act of 1997 required the implementation of a per diem prospective payment system (PPS) for SNFs covering all costs related to the provision of services to Medicare Part A beneficiaries. The SNF PPS payment rates are adjusted for case mix and geographic variation in wages and cover all costs of furnishing covered SNF services (routine, ancillary, and capital-related costs). CMS is required to calculate an annual Medicare market-basket update to the payment rates, which is an inflation measure of SNF input prices. On July 31, 2024, CMS issued a final rule for Fiscal Year (FY) 2025 that updated Medicare payment rates for skilled nursing facilities under the SNF PPS. For FY 2025, SNF PPS rates under Medicare Part A increased by 4.2%. This estimate reflects a 3.0% SNF market basket increase plus a 1.7 percentage point forecast error adjustment and a negative 0.5 percentage point productivity adjustment. The FY 2025 final rule also included significant enhancements to CMS’ enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The final rule broadened CMS’s ability to levy financial penalties as a means to ensure sustained remediation of health and safety infractions. The final rule eliminated certain restrictions on the imposition of per instance (PI) civil monetary penalties (CMPs) and per day (PD) CMPs, allowing for more flexible imposition of both PD and PI penalties within statutory dollar amounts. In addition, the revisions enabled the imposition of CMPs for any noncompliance that was previously cited in the past three standard surveys for which no CMP was yet imposed. These changes are intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety. The expanded enforcement policies became effective on October 1, 2024, and operationalized beginning March 3, 2025. On July 31, 2025, CMS issued the final rule for FY 2026, which updates SNF PPS rates by 3.2% based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment. This increase does not include the SNF Value-Based Purchasing (VBP) Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. In addition to updating payment rates, the FY 2026 SNF PPS Final Rule also included updates to ICD-10 code mapping, the VBP program, and quality reporting program.
Patient-Driven Payment Model (PDPM) - The PDPM, a case-mix classification model used in the SNF PPS for classifying SNF patients in a stay covered under Medicare Part A, became effective October 1, 2019. PDPM classifies patients into payment groups based on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of services provided, to determine Medicare reimbursement. PDPM utilizes five case-mix adjusted payment components: physical therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs’ resources that do not vary depending on resident characteristics. In the FY 2026 SNF PPS Final Rule, CMS finalized several changes to the PDPM ICD-10 code mappings to allow providers to provide more accurate, consistent, and appropriate primary diagnoses that meet the criteria for skilled intervention during a Part A SNF stay. These updates are intended to improve coding accuracy and better reflect patients’ primary diagnoses during SNF stays, potentially impacting reimbursement levels and case-mix classifications for the skilled nursing facilities operated by our independent subsidiaries.
Skilled Nursing Facility Value-Based Purchasing (SNF VBP) Program - All SNFs that receive reimbursement under the SNF PPS are also subject to the SNF Value Based Purchasing (VBP) Program. CMS withholds 2% of SNFs’ Medicare FFS Part A payments to fund the SNF VBP Program, and CMS is then required to redistribute 50-70% of this amount to SNFs as incentive payments based on their performance in the SNF VBP Program. For the FY 2025 Program year, performance in the SNF VBP Program is based on a single measure of all-cause hospital readmissions. Beginning in the FY 2026 program year, the measures will be expanded to also include (1) Skilled Nursing Facility Healthcare Associated Infections Requiring Hospitalization (SNF HAI), (2) Total Nursing Hours per Resident Day Staffing (Total Nurse Staffing), and (3) Total Nursing Staffing Turnover. Beginning in the FY 2027 program year, the measures will be further expanded to include Discharge to Community—Post-Acute Care Measure for Skilled Nursing Facilities (DTC PAC SNF), (2) Percent of Residents Experiencing One or More Falls with Major Injury, (3) Discharge Function Score for SNFs, and (4) Number of Hospitalizations per 1,000 Long Stay Residents Days. In FY 2028, the measures will be expanded to include

Skilled Nursing Facility Within-Stay Potentially Preventable Readmission. The FY 2025 SNF PPS final rule also adopted several operational and administrative updates to the SNF VBP Program, including a policy to select, retain and remove measurements to ensure the VBP Program’s evaluation metrics remain relevant and effective for assessing care quality, as well as policies for updating technical measures and policies for reviewing and correcting data CMS relies upon to calculate its measures. In the FY 2026 SNF PPS Final Rule, CMS finalized a series of operational and administrative proposals for the SNF VBP Program. Operationally, this includes establishing performance standards for fiscal years 2028 and 2029, applying the scoring methodology for the SNF Within-Stay Potentially Preventable Readmission measure, and removing the VBP program’s health equity adjustment from the scoring methodology. Administrative updates include the adoption of a new reconsideration process for the review and correction of disputes, as well as technical updates to the program’s regulation text.
Skilled Nursing Facility – Quality Reporting Program (SNF QRP) - The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) created data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each SNF submit its quality data and standardized patient assessment data elements in connection with the Quality Reporting Program (QRP). If a SNF does not submit required quality data, the SNF’s annual payment update rates are reduced by 2.0% for each noncompliant fiscal year. Beginning in FY 2027, CMS will require participation in a process to validate data submitted under the SNF QRP. In the FY 2026 SNF PPS Final Rule, CMS finalized its proposal to update the process for a SNF to request reconsideration of an initial determination of non-compliance with the SNF QRP reporting requirements, and will allow SNFs to request an extension to the deadline to file a request for reconsideration, and expands the bases on which CMS can grant a reconsideration request. CMS also summarized comments on future measure concepts for the SNF QRP, potential revisions to the data submission deadlines for assessment data collected for the SNF QRP from 4.5 months after the end of each quarter to 45 days after the end of each quarter, and advancing digital quality measurement in SNFs.
2025 Home Health and Hospice Payment Rules Affecting SNFs ‐ CMS’s final payment rules for other modalities of care delivery also affect the operations of SNFs. For example, the 2025 Home Health PPS final rule requires long‐term care facilities, including SNFs, to make at least weekly reports to CMS regarding respiratory illnesses, including facility census, resident vaccination status for specified respiratory illnesses, confirmed resident cases and residents hospitalized from such illnesses.
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
Medicare Part B Requirements - Some of our revenue is paid by the Medicare Part B program under a fee schedule. Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services outside of a Medicare Part A covered patient stay. Although certain therapy services were historically subject to a payment cap, the Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. The BBA also establishes coding modifier requirements and retains the targeted medical review process established under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) at a threshold amount of $3,000. The Current Year (CY) 2025 Physician Fee Schedule (PFS) Final Rule reduced the conversion factor (i.e., the number by which CMS determine all current procedural terminology code payments) by 2.83% from the CY 2024 conversion factor. This changed lowered the overall payment rate under the PFS by 2.93% in CY 2024 compared to CY 2023. On July 14, 2025, CMS issued the CY 2026 PFS Proposed Rule, which contains updates to payment methods and models, encourages care coordination, reduces collection and reporting of data measurements, and continues certain telehealth flexibilities that began during the COVID-19 pandemic. Beginning in CY 2026, there will be two separate conversion factors for qualifying alternative payment model (APM) participants (QPs) and one for physicians and practitioners who are not QPs. CMS proposes an APM conversion factor of 0.75% for QPs and 0.25% for non-QPs, with a one-year statutory 2.5% increase for 2026. The proposed APM conversion factors represents a projected increase of 3.8% for QPs from the current conversion factor, and a projected increase of 3.3% for non-QPs from the 2025 level.
Programs of All-Inclusive Care for the Elderly
Programs of All-Inclusive Care for the Elderly (PACE) provides medical and social services to elderly individuals who qualify for nursing home care but, at the time of enrollment, can still live safely in the community. CMS conducts a comprehensive annual review of the PACE organization's operation of the PACE program during a 3-year trial period to assure compliance with all significant requirements. For example, each PACE organization must establish an interdisciplinary team that, among other responsibilities, comprehensively assesses the individual needs of each participant and assigns each participant to an interdisciplinary team. On April 12, 2023, CMS published updates to the PACE program, including to the determination of a contract year and the types of contracted services. In addition, effective January 1, 2025, PACE organizations must comply with new prescription drug event (PDE) reporting requirements to receive manufacturer discounts for drugs provided through Medicare Part D as provided for in the Inflation Reduction Act of 2022 (IRA).
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
In August of 2022, Congress passed and the Biden Administration signed into law the Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA. Among other things, the IRA extended premium subsidies in the form of advanced premium tax credits paid by the federal government through the end of 2025, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for older persons on fixed incomes or with limited savings. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. However, if Congress does not take action, the enhanced subsidies will expire at the end of 2025, and insurance coverage could become unaffordable for certain individuals. Other healthcare-related provisions of the IRA include phased-in provisions for Medicare to negotiate the prices of certain prescription drugs, limiting the out-of-pocket cost of prescribed drugs to Medicare Part D recipients to $2,000 per year (in addition to a monthly cap on out-of-pocket prescription drug expenses) and limiting the monthly cost of insulin to $35.
The One Big Beautiful Bill Act – The One Big Beautiful Bill Act (OBBBA), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. The law requires states to establish work requirements and conduct more frequent participant eligibility redeterminations, among other modifications. Although the full impact of the OBBBA is uncertain at this time, these changes are expected to reduce enrollment in state Medicaid programs. The timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, how states may adapt their future tax and Medicaid funding policies in response, as well as other macroeconomic factors. The law also limits payments to Medicaid providers to 100% of the mandated Medicare rate for expansion states and 110%of the Medicare rate for non-expansion states. The following provisions of the OBBBA are expected to impact particularly impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
Many states use financial arrangements referred to as provider taxes, which are state taxes assessed on healthcare providers or facilities, to generate funds to help pay for the non‐federal share of Medicaid costs, including payments to SNFs. Under the Patient Protection and Affordable Care Act (ACA), provider taxes were capped at 6% of a provider's net patient revenue. Existing federal law prohibits state Medicaid programs from guaranteeing providers that they will receive their provider taxes paid back ‐ this is known as the hold harmless provision. The OBBBA prohibits states from imposing new provider taxes or increasing existing provider tax rates or tax bases, except for nursing facilities and intermediate care facilities. The OBBBA reduces the hold harmless threshold in expansion states beginning in fiscal year 2028. This threshold will decrease by 0.5% per year in ACA expansion states until the safe harbor limit is 3.5% in fiscal year 2032. While SNFs are exempt from the moratorium, broader limitations on provider taxes could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates.
Beginning in the first quarter of 2027, the OBBBA dictates that states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Additionally, the OBBBA includes a provision to reduce Medicaid retroactive eligibility from 90 days to 30 days for most enrollees, but allows for 60 days for long‐term care residents and traditional Medicaid enrollees. We believe that delays in confirming eligibility or coverage under these provisions can create the conditions for coverage interruptions, potential delays or denied payments.
Prior to the OBBBA’s passage, state Medicaid programs could require Medicaid managed care organizations (MCOs) to pay providers certain rates, make uniform rate increases, or to use certain payment methods. These state‐mandated payments by MCOs were known as SDPs, the upper limits for which generally were higher than the highest Medicare payment rate for those services, which is used in calculating Medicaid fee‐for‐service supplemental payments. The OBBBA limits total payments under existing CMS‐approved SDPs to current levels and caps future SDPs based on whether the state has expanded its Medicaid program under the ACA. SDPs approved prior to the OBBBA’s implementation are grandfathered by the OBBBA, although those grandfathered payments are reduced by 10% per year starting on January 1, 2028, until those SDPs reach the allowable Medicare‐related payment limit. For Medicaid expansion states, new SDPs may not exceed 100% of the Medicare equivalent payment rate; for non‐expansion states, the cap is 110%. In the absence of published Medicare payment rates, the OBBBA limits SDPs to the Medicaid fee‐for‐service payment rate.
The OBBBA establishes a limit of $1.0 million for home equity that can be exempted from calculating an individual’s eligibility for Medicaid in seeking long‐term care beginning January 1, 2028. This threshold is not indexed to inflation. States may, however, apply different home equity limits for primary residences that are located on farms.
Beginning in fiscal year 2030, the OBBBA requires HHS to reduce federal financial contributions to Medicaid programs in states that identified improper payments to ineligible individuals or overpayments to eligible individuals. The OBBBA expanded the scope of these improper payments to include payments where insufficient information is available to confirm the recipient’s eligibility for payment.
The OBBBA allows states to obtain waivers from CMS so that Medicaid can be used to pay for HCBS rendered to beneficiaries who do not require an institutional level of care found in a SNF. The OBBBA requires these waiver applications to include a demonstration that the state’s waiver will not increase the average amount of time that beneficiaries who need institutional levels of care will have to wait for services, intending to avoid HCBS being used in lieu of adequate SNF access for Medicaid beneficiaries requiring institutional care.
It is uncertain at this point how the overall budgets of states will be impacted by the OBBBA due to reduced federal Medicaid contributions. However, one potential risk to our revenue is due to the fact that the states will simply have less money in general. Therefore, we anticipate states being forced to make difficult decisions in the future about where those funds are directed. We will continue to monitor any such developments and advocate accordingly at the federal, state and local levels.
Program Integrity Rules – In June 2025, the Department of Health and Human Services (HHS) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the open enrollment period starting in 2027, eliminates the special enrollment period for people with incomes at or below 150% federal poverty level, and tightens eligibility verification requirements for all enrollees. HHS expects the regulation to reduce Marketplace enrollment in 2026 predominantly in states that did not expand Medicaid. Its long term impacts are uncertain as many of the provisions sunset at the end of 2026 and some do not apply to state-based Marketplaces.
Five-Star Quality Reporting Metrics - CMS created the Five-Star Quality Rating System, which assigns each a nursing home a rating between one and five stars, as a resource to assist consumers with comparing nursing homes. Each nursing home receives an overall rating, as well as separate ratings for health inspections, staffing and quality measures. In part due to the competitive nature of the system, achieving a four- or five-star ranking can be challenging. The results of the Five-Star Quality Rating System are published on CMS’s public website, Care Compare. CMS also displays a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation, which is updated monthly with CMS’s refresh of survey inspection results on that website. In June 2025, CMS announced changes to Nursing Home Care Compare and the Five Star Quality Rating system. Starting July 30, 2025, CMS will publish aggregated five-star performance metrics for nursing home chains to increase transparency of nursing homes’ ownership and control for consumers. In addition, CMS shifted the methodology for calculating the health inspection rating from including the third most recent standard health survey to including only the two most recent surveys. Effective October 29, 2025, CMS will update the long-stay antipsychotic measure to incorporate Medicare and Medicaid claims and Medicare Advantage encounter data, which CMS expects will increase national antipsychotic rates from approximately 14.64% to 17.98%. We expect that these changes will result in varying changes to individual facilities’ ratings. In connection with improvements to its data infrastructure, CMS temporarily paused monthly updates to the Nursing Home Care Compare

Five Star Rating System as of July 30, 2025. Although CMS started to update certain limited information as of September 24, 2025, all other information available on the Care Compare website will remain static until data refreshes resume, which was anticipated to occur in October 2025, but is delayed in light of the government shutdown.
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
In addition to proposed legislation at the federal level, state legislatures have introduced and enacted legislation to address quality of care and oversight in nursing homes. For example, California enacted the Skilled Nursing Facility Ownership and Management Reform Act of 2022, which took effect on July 1, 2023, increasing the oversight authority of the California Department of Public Health and changing several provisions regarding SNF licensing. We expect for states to continue to introduce and pass legislation that increases the regulation of SNFs.
Quality of Care Initiatives - on April 22, 2024, CMS issued a final rule that creates minimum staffing standards for skilled nursing facilities and nursing facilities and requirements for states to report the percent of Medicaid payments spent on compensation to direct care workers and support staff at each nursing facility and each intermediate care facility for individuals with intellectual disabilities. For further discussion, see the section titled “CMS Minimum Staffing Standards and Final Rule.” Although there has been a trend in recent years of administrative, regulatory, and legislative efforts at the federal and state level to monitor and regulate LTC facilities, we are not able to predict whether the current administration will prioritize regulation applicable to LTCs.
CMS Ownership Transparency Final Rule - CMS’ final rule published in November 2023 requires SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over a facility or part of a facility, or provides policies and procedures or financial or cash management services to a facility; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. In addition to the federal requirements, certain states have also adopted laws requiring disclosure of ownership information and other financial and ownership transparency requirements for SNFs.
CMS Minimum Staffing Standards Final Rule - On April 22, 2024, CMS issued a final rule establishing new federal minimum staffing standards for skilled nursing facilities (SNFs) (Staffing Rule). The Staffing Rule provides for a staggered implementation for these staffing requirements over a three-year period for non-rural facilities, with longer implementation timeframe for rural facilities. The Staffing Rule has been met with significant opposition and legislation to halt its implementation. For example, on April 7, 2025, the U.S. District Court for the Northern District of Texas issued a ruling vacating portions of the Staffing Rule on the basis that CMS exceed its statutory authority in violation of the Administrative Procedure Act. On July 4, 2025, the OBBBA was signed into law, which prohibits HHS from implementing, administering, or enforcing the Staffing Rule until October 1, 2034. Although implementation of the Staffing Rule has been delayed under the OBBBA, future Presidential Administrations and HHS and CMS, under new leadership, could impose more stringent requirements for staffing.
Medicare and Medicaid Enrollment and Participation Requirements - Healthcare providers, including SNFs and other LTC facilities, must comply with certain requirements in order to participate in the Medicare and Medicaid Programs. Examples include requirements related to resident rights, admission, transfer and discharge, resident assessments, care planning, availability of certain services, administration and governance, emergency preparedness, quality assurance and performance improvement programs, infection control, compliance and ethics programs, physical environment, and training requirements. Compliance with these requirements can be burdensome and costly.
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
United States Supreme Court Decisions ‐ On June 28, 2024, the United States Supreme Court issued its opinion in Loper Bright Enterprises v. Raimondo, deciding to vacate and remand decisions by the United States Courts of Appeals that relied on the Supreme Court’s own 1984 precedent in Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc., which sometimes required courts to defer to “permissible” agency interpretations of the statutes those agencies administered and enforced‐a legal doctrine known as the “Chevron doctrine.”
The Supreme Court’s Loper decision found that the Chevron doctrine is incompatible with the federal Administrative Procedure Act’s requirement for courts to exercise their independent judgment in deciding whether a federal agency has acted within its statutory authority. It further held that courts may not defer to an agency interpretation of a statute merely because the statute is ambiguous, as it is the responsibility of the court, rather than an agency that administers or acts under a statute, to discern the statute’s meaning. The Supreme Court reasoned that allowing agencies to interpret the laws they enforce or act under, rather than reserving that activity for the courts, was an impermissible delegation of an activity reserved to the courts. The Loper decision likely will have significant and lasting consequences for the promulgation and enforcement of federal regulations by HHS and CMS, and may bear on the depth and detail of future legislation that is passed and enacted as statutes by Congress so that such laws can be enforced without administrative rulemaking or agency enforcement mechanisms.
Licensure and Certification
Our facilities and healthcare professionals are subject to various federal, state, and local licensure and certification requirements in connection with our provision of healthcare services. Certain states in which we operate have certificate of need or similar programs regulating the establishment or expansion of healthcare facilities. The initial and continued licensure of our facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, minimum staffing requirements, staff training, administrators, personnel, and the existence of adequate policies, procedures, and controls. In addition to facility licensure requirements, states also impose licensing requirements on the healthcare professionals who provide services at our facilities. States may impose restrictions on, or revoke, licenses of healthcare providers for, among other things, improper clinical conduct and delegation of such services, patient mistreatment, ethical violations and substance abuse, or aiding and abetting the unlicensed practice of medicine.

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
In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the special focus facility (SFF) initiative. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over a defined period of time. On October 21, 2022, CMS issued a Memorandum announcing updates to the oversight of those facilities that fall under the SFF Program. These measures included increasing penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs. In June 2024, the OIG added the SFF program to its work plan to evaluate implementation of the SFF Program, including the October 2022 updates to the program.
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
In the ordinary course of business, we and other providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs, as well as commercial payors. As discussed in more detail in Part I. Item 3 “Legal Proceedings,” we have received two Civil Investigative Demands from the DOJ and one from the U.S. Attorney’s Office requesting information and documentation relating to investigations to determine if we have violated the Federal False Claims Act by improperly inducing patient referrals or by submitting false claims to Medicare. We have also received a subpoena from the DOJ Criminal Division per the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States, and a subpoena from the Respiratory Care Board of California (the “RCB”) relating to an investigation to determine if a Respiratory Care Practitioner (“RCP”) fraudulently documented providing respiratory treatments to two patients at one of our facilities. While we are cooperating with each of these investigations, we cannot predict their outcome. In response to these investigations and any other inquiries, investigations and audits we may receive, federal and state agencies and other payors may impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, civil monetary penalties, payment bans and terminations from the Medicare and Medicaid programs, which may be temporary or permanent in nature.
In recent years, there has been increased regulatory scrutiny into post-hospital SNF care. For example, in November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute care transfer policy. Hospitals violating this policy transferred patients to certain post-acute care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report released in September 2023 identified over $563 million in overpayments to hospitals that did not comply with Medicare’s post-acute care transfer policy. Another similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. Other ongoing OIG audits include an a review of nursing homes’ nurse staffing hours reported in CMS's payroll‐based journal, a review of whether and how states used Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit, a review of Medicare Advantage Organizations’ use of prior authorization for post-acute care, and a review of the implementation of the SFF program.
The OIG continues to increase its oversight of skilled nursing facility operations through its active Work Plan, with several new audits and studies that may impact SNFs. In June 2025, OIG announced a new evaluation of whether SNFs are properly engaging medical directors and accurately reporting medical directors’ hours of service in CMS's Payroll-Based

Journal (PBJ) reporting system. This review will examine whether medical directors are meeting regulatory expectations and whether reported hours reflect actual services provided, with potential implications for regulatory compliance and reimbursement oversight.
Separately, in April 2025, OIG announced an audit assessing whether SNFs are inappropriately billing Medicare Part D for prescription drugs provided during a Medicare Part A stay, as the OIG previously found potential overpayments of more than $465 million in Part D payments for drugs that were already covered under Part A. In an audit announced in May 2025, OIG stated it is also reviewing state-level enforcement of minimum spending requirements for direct resident care in nursing facilities, which could affect state Medicaid reimbursement mechanisms and facility-level allocation of resources. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
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
Additional Information and Website Disclosure
Our website is www.pacs.com. On our Investor Relations website, www.ir.pacs.com, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The SEC also maintains a website at http://www.sec.gov, which contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC.

Item 1A RISK FACTORS
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
If any of the following risks and uncertainties develops into actual events or circumstances, they could have a material adverse effect on our business, financial condition and results of operations. You should carefully read the following risk factors, together with our combined/consolidated financial statements and the related notes and all other information included in this report and our other filings with the SEC. This report contains forward-looking statements that contain risks and uncertainties.
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

Existing or future federal, state or local laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members.Although implementation of the Staffing Rule has been delayed under the OBBBA, future Presidential Administrations and HHS and CMS, under new leadership, could impose more stringent requirements for staffing. Due to labor shortages and other opportunities available to qualified workers, there can also be no assurance that sufficient numbers of applicants will be available to fulfill any staffing requirements that may be imposed, whether at pay rates that companies can afford or otherwise. Furthermore, CMS and some states have published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.
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
Given our operations are subject to highly complex compliance requirements, our systems and internal controls regularly highlight potential compliance issues, which we investigate as they arise. We similarly investigate concerns that are reported to us by employees or other persons. In some cases, these potential compliance issues overlap with allegations in the ongoing government investigations identified in Part I, Item 3 “Legal Proceedings”. When errors or compliance failures are identified, we seek to rectify them as appropriate. Depending on the circumstances, in order to rectify a failure, we may be required to take certain actions, including but not limited to self-reporting them to applicable federal and state regulators, government agencies or other third parties, disgorging or paying money to the government or other third parties, and implementing changes to systems, personnel or other resources in order to mitigate the risk of recurrence, all of which could result in significant costs. Such issues, and any failure to properly remediate such issues or to timely identify and refund overpayments, for instance, could result in potential federal False Claims Act (FCA) liability and could have a material adverse effect on our business, financial condition and results of operations. Other significant compliance failures could have similar negative impacts.
We are subject to various governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part I. Item 3 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict the outcome of these ongoing investigations, or any government inspection, audit or investigation. We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff. Additionally, an adverse finding in any such matters could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations.
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
Medicaid is an important source of funding for our independent operating subsidiaries. We may be adversely affected by the disenrollment of Medicaid beneficiaries, which may lead to a reduction in reimbursement that may adversely impact our revenue and profit. Although CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid must be completed no later than December 31, 2025, the majority of states have now substantially completed their unwinding processes. The ultimate impact of Medicaid disenrollment on our finances and operations will depend on individual states’ specific circumstances and actions. See Part I, Item 1 “Business--Regulatory Matters.”
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

Since the ACA, there have been healthcare reform proposals and we expect that other healthcare reform legislative and regulatory changes will be proposed and enacted, including reductions in payments to SNFs and impose the staffing and reporting requirements. We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services, the cost of our operations, or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business. See Part I, Item 1 “Business-Regulatory Matters.”
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

If we fail to comply with these extensive laws, regulations and prohibitions to our business, we and certain officers could become subject to demands for refund of alleged overpayments, civil and criminal penalties, termination, exclusion or payment suspensions from the Medicare and Medicaid program, loss of Medicare or Medicaid certification, bans on Medicare and Medicaid payments for new admissions, admission moratoriums. We may also become subject to corporate integrity agreements or extensive monitoring by regulatory agencies. For example, we are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part I. Item 3 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict their outcome of these investigations. We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff. Additionally, an adverse finding in any such matters could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations that could have a material adverse effect on our business, financial condition or results of operations.
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
These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We are unable to predict the future course of federal, state and local regulation or legislation, including as it pertains to Medicare, Medicaid, or fraud and abuse laws, and how they are enforced. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operations, capital expenditure programs and operating expenses. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. While we diligently strive to maintain compliance with these laws, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. For example, we are subject to various governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part I. Item 3 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict the outcome of these ongoing investigations and any future legal proceeding, government inspection, audit or investigation.We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients’ individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. HIPAA and other comparable state and federal laws and regulations change periodically. If we fail to comply with these state and federal laws and regulations, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm. As described in more detail in Part I. Item 3 “Legal Proceedings”, we are currently subject to a criminal investigation relating to the alleged making of false or fraudulent statements under HIPAA. We cannot predict the outcome of this investigation.
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
Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. For example, on November 4, 2024, a short-seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, our Audit Committee commenced an independent investigation to review the matters referenced in the report. As discussed in more detail in the Explanatory Note to this Annual Report, our Audit Committee has completed its independent investigation; however, the publication of the short-seller report has created significant downward pressure and volatility on the market price of our common stock.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many healthcare companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. Following the publication of the short-seller report about us in November 2024 and following the significant decline in the market price of our common stock, we and certain of our executive officers were named as defendants in a securities class action discussed in more detail in Part I, Item 3. “Legal Proceedings”. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
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
Securities class action litigation is often been brought against companies following a decline in the market price of their securities, and is often followed by derivative litigation. Following the publication of the short-seller report about us in November 2024, the market price of our common stock declined significantly and we and certain of our executive officers have been named as defendants in a securities class action and derivative lawsuits discussed in more detail in Part I, Item 3. “Legal Proceedings”. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
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
We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or combined/consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024 and facts learned during the Audit Committee’s independent investigation described more fully in the Explanatory Note in this Annual Report, we identified material weaknesses in our internal control over financial reporting. Specifically, we did not design and maintain a sufficiently robust compliance program with necessary levels of personnel and expertise, to perform an ongoing risk assessment process at the reasonable assurance level related to identifying, reviewing, communicating, and incorporating the associated operational risks into our accounting judgments related to revenue recognition. We did not maintain controls at the reasonable assurance level for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities.
As described in Part II, Item 9A “Controls and Procedures”, these material weaknesses resulted in a restatement of our previously issued interim condensed combined/consolidated financial statements as of and for the interim periods ended March 31, 2024 and June 30, 2024. Management is taking steps to remediate the material weaknesses in our internal controls, but we cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these material weaknesses or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Furthermore, the steps to remediate any such material weaknesses, including the ones described in Part II, Item 9A “Controls and Procedures”, could require additional remedial measures, including hiring additional personnel, which could be costly and time-consuming.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This means that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. It does not, however, mean that we meet any technical standards, specifications, or requirements.
Our cybersecurity risk management program is part of our overall risk management program and shares similar governance processes and reporting channels that apply across the risk management program to financial, legal, compliance, and other operational risk areas.
Key elements of our cybersecurity risk management program and strategy include but are not limited to the following:
•Adhering to principles of Security by Design and Security by Default
•Conducting third-party vulnerability scans, and penetration testing
•Access controls enforcing principles of Least Privilege, Zero Trust, and Role-Based Access Controls with MFA requirements for critical systems and accounts
•Cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents
•A third-party risk management evaluation process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data
•An employee cybersecurity awareness training program including awareness training and simulated attacks
•A dedicated team responsible for incident identification, management, and remediation
•Implementation of cybersecurity controls with ongoing monitoring and improvement internally, with assistance from external auditors
•Third-party security vendors and auditors, where appropriate, to assess, test otherwise assist with aspects of our security processes.
We have not identified cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Security breaches, cybersecurity incidents, or our inability to effectively integrate, manage and keep our information systems secure and operational could violate security laws, disrupt our operations, and subject us to significant liability.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also regularly receives briefings from management on our cyber risk management program, as well as presentations on cybersecurity topics from our Vice President of Technology Support, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including the Vice President of Technology Support and Director of IT Service Management, is primarily responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our internal information technology management team has over 15 years of tenure with the Company and over 45 years of experience in the information technology space. We also leverage a third party cybersecurity team from FIT Solutions to assist with cybersecurity governance and operations. Our third party team has over 65 years of experience across cybersecurity leadership, information technology engineering, and operations. Further, both our internal and retained consultants have obtained industry certifications, including Certified Information Systems Security Professional (CISSP), Rapid7 Certified Security Analyst, GIAC Security Operation Center Analyst (GSOC), GIAC Certified Incident Handler (GCIH), GIAC Penetration Tester (GPEN), Microsoft Security Certifications, and AWS Practitioner, among others.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. PROPERTIES
PACS Services. Our PACS Services’ main office is located in Farmington, Utah. The property consists of approximately 35,000 square feet of usable office space.
Operating Facilities. As of December 31, 2024, we operated 314 post-acute care facilities in Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington, with the operational capacity to serve approximately 34,260 patients with 32,016 skilled nursing beds and 2,244 assisted living beds. Of these post-acute care facilities, we leased 221 facilities, directly owned the real estate at 44 facilities and had joint ventures for 49 facilities which we also leased. In addition, subsequent to December 31, 2024, we acquired seven facilities (one leased facility representing 96 assisted living beds in California, three leased facilities representing 376 skilled nursing beds in Nevada, two owned facilities representing 175 assisted living beds in South Carolina, and one leased facility representing 119 skilled nursing beds in Tennessee) and acquired the real estate for five facilities at the option of the lessor (all of which were in California) resulting in five additional owned properties. Additionally, subsequent to December 31, 2024 we divested of one leased facility in Kansas which included 120 skilled nursing beds. A majority of our facilities are operated under long-term, triple-net lease arrangements pursuant to which we are responsible for property taxes, insurance, maintenance, and repairs. As of December 31, 2024, the average remaining lease term across our portfolio was approximately 14 years for operating leases and 6 years for finance leases, and certain leases include purchase options, purchase obligations, and rights of first refusal. Our owned facilities are subject to mortgages and other customary encumbrances for similar properties. See Note 13 “Leases” to our audited combined/consolidated financial statements for additional information.

We believe our facilities are suitable and adequate for their current needs. The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of December 31, 2024:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,352	—	—	10	1,352
California	113	13,071	26	2,814	139	15,885
Colorado	19	2,207	1	242	20	2,449
Idaho	6	407	—	—	6	407
Kansas	3	378	—	—	3	378
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	6	411	2	165	8	576
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,489	—	—	21	1,489
Pennsylvania	4	597	4	602	8	1,199
South Carolina	21	2,352	4	488	25	2,840
Tennessee	11	1,180	—	—	11	1,180
Texas	3	290	2	246	5	536
Washington	20	1,520	—	—	20	1,520
	270	28,939	44	5,321	314	34,260
Item 3. LEGAL PROCEEDINGS
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
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed under the ticker symbol “PACS” on The New York Stock Exchange.
Holders of Record
As of October 31, 2025, there were 128 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
For the years ended December 31, 2024, 2023 and 2022, we paid $33.7 million, $80.4 million and $60.3 million, respectively, in cash dividends to holders of our common stock. We have no current plans to pay dividends or other distributions on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant, and subject to the restrictions contained in any future financing instruments and applicable law.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The graph below shows a cumulative total stockholder return of investment of $100 (and reinvestment of any dividend thereafter) on the date of our IPO, April 11, 2024 in (i) PACS Group, Inc. common stock, (ii) our Peer Group(1), and (iii) the S&P 500 Index.
Comparison of Life-to-Date Cumulative Total Return*
Among PACS Group Inc., the S&P 500 Index, and our Peer Group
*Assumes $100 invested on April 11, 2024 in stock in index, including reinvestment of dividends.

	April 11, 2024	Q2	Q3	Q4
PACS Group, Inc.	$100.00	$128.26	$173.78	$57.00
Peer Group (1)	100.00	110.62	120.48	116.06
S&P 500 Index	100.00	105.03	110.84	113.13
(1) “Peer Group” includes the following companies: The Ensign Group, Inc., Encompass Healthcare Corp., and Select Medical Holdings Corp.
Item 6. [RESERVED]
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited combined/consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results to be expected in the future.
For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) on April 12, 2024.
Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of December 31, 2024, our portfolio consisted of 314 post-acute care, assisted living, and independent living facilities across 17 states serving over 30,100 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that enable local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services are key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that enable local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.3 and 94%, respectively, as of December 31, 2024. As of December 31, 2024, the average QM Star rating and occupancy rate for New facilities was 3.3 and 83%, respectively.
Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024, we received information that indicated certain ancillary services, including respiratory, sensory integration and wound care ultrasound mist therapy, may not be eligible for reimbursement under Medicare Part B. We determined that due to the underlying regulatory ambiguity those certain ancillary services revenue may be subject to significant reversal in the future. As such, we have concluded that such revenue should not be recognized until definitive conclusions regarding the eligibility of billing those certain ancillary services under Medicare Part B is permissible.
In accordance with ASC 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") No. 99 - Materiality, and SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded the unaudited Condensed Combined/Consolidated financial statements for the three months ended March 31, 2024, and the three and six months ended June 30, 2024 (the "Restatement Periods") required restatement.
The error has been corrected in the unaudited restated condensed combined/consolidated financial statements for the Restatement Periods, whereby the amount of ancillary services billable under Medicare Part B revenue at each relevant reporting date for those certain services has been recognized as a reduction to accounts receivable outstanding or as a refund liability, for cash received, with the corresponding impact of the resulting change as a decrease in the amount of revenue in the unaudited condensed combined/consolidated statements of income (loss) and comprehensive income (loss). As a result of the adjustments to revenue, additional financial statement lines were impacted by the restatement on the unaudited condensed combined/consolidated balance sheets and statements of income (loss) and comprehensive income (loss) for the Restatement Periods related to the associated claw-back of certain bonuses and any related tax impact of the adjustments.
In addition to matters that were the subject of the Audit Committee’s independent investigation, the Company determined that certain of its leases were incorrectly classified as operating leases instead of finance leases. The Company corrected this classification as part of the restatement.
Refer to Note 22, “Restatement of Previously Issued Quarterly Financial Statements (Unaudited),” in the notes to the combined/consolidated financial statements in this Annual Report on Form 10-K, as well as our Explanatory Note, for additional information, including a summary of the impacts of these adjustments. In addition, under the heading “Results of Operations”, we are providing an updated discussion for each of the following periods: the three months ended March 31, 2024 (restated) compared to the three months ended March 31, 2023; the three months ended June 30, 2024 (restated)

compared to the three months ended June 30, 2023; and the six months ended June 30, 2024 (restated) compared to the six months ended June 30, 2023.
Material Weakness
In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management were that we did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process. In addition, we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts With Customers. These material weaknesses resulted in the restatement of our previously issued interim condensed combined/consolidated financial statements for the Impacted Periods. In addition, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, due to the material weaknesses, our disclosure controls and procedures were not effective, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of December 31, 2024. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management, with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. For additional information regarding the material weaknesses and our steps for remediation, please see “Part II, Item 9A, Controls and Procedures.”
Considering the material weaknesses described above, management performed additional analysis and other procedures to ensure that our combined/consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, management believes that the combined/consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Key Skilled Services Metrics and Non-GAAP Financial Measures
We use the following key skilled services metrics and non-GAAP financial measures to help us evaluate our business, identify trends that affect our financial performance, and make strategic decisions.
Key Skilled Services Metrics
We monitor the below key skilled services metrics across all of our facilities and by Mature facilities, Ramping facilities, and New facilities. Mature facilities are defined as facilities purchased more than 36 months prior to a respective measurement date. Ramping facilities are defined as facilities purchased within 18 to 36 months prior to a respective measurement date. New facilities are defined as facilities purchased, or built, less than 18 months prior to a respective measurement date.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 27 and five assisted living and independent living facilities for the years ended December 31, 2024 and 2023, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the years ended December 31, 2024, 2023 and 2022:

	Total Facility Results
	Year ended December 31,			Change for the year ended December 31,
	2024	2023	2022	2024	2023

	(Dollars in thousands)
Skilled nursing services revenue	$4,014,412	$3,092,577	$2,391,309	29.8%	29.3%
Skilled mix by revenue	50.3%	55.1%	64.1%	(4.8)%	(9.0)%
Skilled mix by nursing patient days	29.2%	32.4%	40.7%	(3.2)%	(8.3)%
Occupancy for skilled nursing services:
Available patient days	9,493,639	7,457,345	5,719,689	27.3%	30.4%
Actual patient days	8,585,654	6,775,063	5,139,736	26.7%	31.8%
Occupancy rate (operational beds)	90.4%	90.9%	89.9%	(0.5)%	1.0%
Number of facilities at period end	287	203	150	41.4%	35.3%
Number of operational beds at period end	32,016	22,950	16,345	39.5%	40.4%

	Mature Facility Results
	Year ended December 31,			Change for the year ended December 31,
	2024	2023	2022	2024	2023

	(Dollars in thousands)
Skilled nursing services revenue	$1,443,958	$1,095,106	$951,936	31.9%	15.0%
Skilled mix by revenue	54.4%	58.8%	66.1%	(4.4)%	(7.3)%
Skilled mix by nursing patient days	32.1%	35.6%	43.1%	(3.5)%	(7.5)%
Occupancy for skilled nursing services:
Available patient days	3,139,441	2,497,872	2,175,718	25.7%	14.8%
Actual patient days	2,964,909	2,333,584	1,995,321	27.1%	17.0%
Occupancy rate (operational beds)	94.4%	93.4%	91.7%	1.0%	1.7%
Number of facilities at period end	137	65	62	110.8%	4.8%
Number of operational beds at period end	14,893	6,959	6,525	114.0%	6.7%

	Ramping Facility Results
	Year ended December 31,			Change for the year ended December 31,
	2024	2023	2022	2024	2023

	(Dollars in thousands)
Skilled nursing services revenue	$1,521,162	$924,697	$141,542	64.5%	553.3%
Skilled mix by revenue	54.2%	55.3%	64.3%	(1.1)%	(9.0)%
Skilled mix by nursing patient days	31.6%	32.5%	38.4%	(0.9)%	(5.9)%
Occupancy for skilled nursing services:
Available patient days	3,254,715	2,135,644	365,702	52.4%	484.0%
Actual patient days	3,054,690	1,994,742	330,306	53.1%	503.9%
Occupancy rate (operational beds)	93.9%	93.4%	90.3%	0.5%	3.1%
Number of facilities at period end	48	76	4	(36.8)%	1800.0%
Number of operational beds at period end	5,737	8,330	453	(31.1)%	1738.9%

	New Facility Results
	Year ended December 31,			Change for the year ended December 31,
	2024	2023	2022	2024	2023

	(Dollars in thousands)
Skilled nursing services revenue	$1,049,292	$1,072,774	$1,297,831	(2.2)%	(17.3)%
Skilled mix by revenue	39.2%	51.1%	62.5%	(11.9)%	(11.4)%
Skilled mix by nursing patient days	22.8%	29.2%	39.4%	(6.4)%	(10.2)%
Occupancy for skilled nursing services:
Available patient days	3,099,483	2,823,829	3,178,269	9.8%	(11.2)%
Actual patient days	2,566,055	2,446,737	2,814,109	4.9%	(13.1)%
Occupancy rate (operational beds)	82.8%	86.6%	88.5%	(3.8)%	(1.9)%
Number of facilities at period end	102	62	84	64.5%	(26.2)%
Number of operational beds at period end	11,386	7,661	9,367	48.6%	(18.2)%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
Skilled mix by revenue	Mature			Ramping			New			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Medicare	37.3%	41.5%	51.5%	36.9%	35.7%	49.8%	22.5%	36.1%	44.9%	33.2%	37.9%	47.8%
Managed care	17.1	17.3	14.6	17.3	19.6	14.5	16.7	15.0	17.6	17.1	17.2	16.3
Skilled mix	54.4	58.8	66.1	54.2	55.3	64.3	39.2	51.1	62.5	50.3	55.1	64.1
Medicaid	38.1	35.2	29.0	37.8	37.7	30.8	51.6	41.9	31.8	41.6	38.3	30.6
Private and other	7.5	6.0	4.9	8.0	7.0	4.9	9.2	7.0	5.7	8.1	6.6	5.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year ended December 31,
Skilled mix by nursing patient days	Mature			Ramping			New			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Medicare	18.8%	21.7%	30.3%	18.8%	18.3%	27.8%	10.6%	18.2%	25.5%	16.4%	19.4%	27.5%
Managed care	13.3	13.9	12.8	12.8	14.2	10.6	12.2	11.0	13.9	12.8	13.0	13.2
Skilled mix	32.1	35.6	43.1	31.6	32.5	38.4	22.8	29.2	39.4	29.2	32.4	40.7
Medicaid	59.3	55.8	49.4	59.3	58.0	53.6	66.6	62.0	52.1	61.4	58.7	51.2
Private and other	8.6	8.6	7.5	9.1	9.5	8.0	10.6	8.8	8.5	9.4	8.9	8.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	Mature			Ramping			New			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Medicare	$953.72	$885.18	$802.83	$979.20	$905.90	$773.15	$887.75	$874.32	$817.51	$951.35	$887.27	$808.35
Managed care	620.20	572.65	544.92	671.44	643.35	590.76	571.75	597.86	588.94	624.64	603.18	572.60
Total for skilled patient payors (1)	815.46	762.84	726.56	854.30	791.41	722.75	718.53	769.97	736.89	807.76	773.61	731.80
Medicaid	309.76	291.86	278.25	317.30	303.14	248.66	323.83	296.81	283.38	316.90	297.03	279.12
Private and other	419.41	328.10	301.46	438.41	346.80	261.47	363.94	351.42	313.43	407.30	342.27	305.76
Total (2)	$481.54	$462.80	$473.09	$498.25	$466.11	$431.75	$418.23	$439.66	$464.75	$468.56	$455.42	$465.87
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following tables present the skilled nursing services revenue for all facilities, Mature facilities, Ramping facilities, and New facilities for the three months ended March 31, 2024 (restated) and 2023, and for the three and six months ended June 30, 2024 (restated) and 2023:

	Three Months Ended March 31,
	2024 (restated)	2023		Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue
Total facility results	$912,575	$705,574		$207,001	29.3%
Mature facility results:	$282,038	$271,541		$10,497	3.9%
Ramping facility results:	$397,861	$33,207		$364,654	1,098.1%
New facility results:	$232,676	$400,826	1	$(168,150)	(42.0)%

	Three Months Ended June 30,
	2024 (restated)	2023	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue
Total facility results	$926,955	$755,994	$170,961	22.6%
Mature facility results:	$280,611	$272,629	$7,982	2.9%
Ramping facility results:	$397,195	$237,944	$159,251	66.9%
New facility results:	$249,149	$245,421	$3,728	1.5%

	Six Months Ended June 30,
	2024 (restated)	2023	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue
Total facility results	$1,839,529	$1,461,568	$377,961	25.9%
Mature facility results:	$562,649	$544,170	$18,479	3.4%
Ramping facility results:	$795,056	$271,152	$523,904	193.2%
New facility results:	$481,824	$646,246	$(164,422)	(25.4)%
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
EBITDA – We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before: interest expense, net; provision for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, lease termination fees, losses incurred from debt restructuring, gains on lease termination, stock-based compensation expense, loss from equity method investment, forfeiture of a seller’s note, recognition of a bargain purchase gain, legal and other costs, recognition of Employee Retention Tax Credit (ERTC), disaster relief payment, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. The loss related to our equity method investment is a loss allocated to us from a discrete disposal recognized by one of our equity method investments. The bargain purchase gain was recognized as part of our acquisition from the former operator Prestige. Legal and other costs include legal and professional fees incurred associated with the Audit Committee’s independent investigation and with other ongoing investigations. The adjustment related to the ERTC represents the recognition of the tax credit against labor as the statute of limitations surrounding the uncertainty of the qualifications, for a portion of the funds received, expired. The disaster relief payment was made to support facilities impacted by Hurricane Helene.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a combined/consolidated basis for the periods presented:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$55,344	$112,882	$150,496
Less: Net (loss) income attributable to noncontrolling interest	(416)	8	—
Add: Interest expense	44,341	49,919	25,538
Provision for income taxes	46,210	44,435	56,549
Depreciation and amortization	40,809	25,632	22,311
EBITDA	$187,120	$232,860	$254,894
Adjustments to EBITDA:
Acquisition related costs	2,506	998	201
Lease termination fees	—	—	421
Loss resulting from debt restructuring	—	3,628	—
Gain on lease termination	(8,046)	—	—
Stock-based compensation	115,544	—	—
Loss from equity method investment	2,736	—	—
Forfeiture of seller's note	500	—	—
Bargain purchase gain	(17,185)	—	—
Legal and other costs	9,727	—	—
Employee Retention Tax Credit	(14,599)	—	—
Disaster relief payment	1,154	—	—
Adjusted EBITDA	$279,457	$237,486	$255,516
Rent - cost of services	284,953	216,711	160,003
Adjusted EBITDAR	$564,410

The additional table below presents a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a condensed combined/consolidated basis for the periods presented:

	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024

	(in thousands)
Net income (loss)	$34,819	$(31,876)	$16,210	$36,191
Less: Net income (loss) attributable to noncontrolling interest	2	2	590	(1,010)
Add: Interest expense	16,096	9,915	9,029	9,301
Provision (benefit) for income taxes	22,880	(19,123)	17,446	25,007
Depreciation and amortization	8,116	9,254	10,523	12,916
EBITDA	$81,909	$(31,832)	$52,618	$84,425
Adjustments to EBITDA:
Acquisition related costs	207	486	845	968
Gain on lease termination	(8,046)	—	—	—
Stock-based compensation	—	90,936	12,304	12,304
Loss from equity method investment	—	2,736	—	—
Forfeiture of seller's note	—	—	500	—
Bargain purchase gain	—	—	(17,185)	—
Legal and other costs	—	—	—	9,727
Employee Retention Tax Credit	—	—	—	(14,599)
Disaster relief payment	—	—	—	1,154
Adjusted EBITDA	$74,070	$62,326	$49,082	$93,979
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
Additional Funding
We received funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) as we were the healthcare providers who diagnosed, tested, or cared for individuals with cases of COVID-19 and had health care related expenses and lost revenues attributable to COVID-19. In 2023, this program ended and we do not expect to recognize any revenue based on funding through the PRF in the future.

Other Revenue
Other revenue relates to ancillary revenue generating activities and primarily consists of revenue associated with arrangements in which we are a lessor of certain facilities. Other revenue typically represents an immaterial portion of our total revenue and we expect this to continue for the foreseeable future.
Cost of Services (exclusive of rent and depreciation and amortization shown separately)
Our cost of services represents the costs of operating our operating subsidiaries, which primarily consist of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance, rent expenses related to leasing our operational facilities (such as taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements), dietary services, contracted services and other administrative and general cost of services with respect to our operations. As we continue to execute on our acquisitions strategy and grow our business, we expect that our cost of services will continue to increase.
Rent - Cost of Services
Rent - cost of services consists solely of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 270 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
General and Administrative Expense
General and administrative expense consists primarily of payroll and related benefits and travel expenses for our PACS Services personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees) and costs relating to our information systems. Historically, our general and administrative expense has not included any stock-based compensation. In connection with our IPO in April 2024, we adopted the 2024 Plan and 2024 ESPP. From this point forward, our general and administrative expense includes stock-based compensation.
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
Other expense, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, including joint ventures.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Patient and resident service revenue	$4,086,655	$3,110,114	$976,541	31.4%
Additional funding	—	375	(375)	(100.0)%
Other revenues	3,079	1,003	2,076	207.0%
Total Revenue	$4,089,734	$3,111,492	$978,242	31.4%
Operating Expenses
Cost of services	3,297,091	2,447,713	849,378	34.7%
Rent - cost of services	284,953	216,711	68,242	31.5%
General and administrative expense	343,808	213,664	130,144	60.9%
Depreciation and amortization	40,809	25,632	15,177	59.2%
Total Operating Expenses	$3,966,661	$2,903,720	$1,062,941	36.6%
Operating income	123,073	207,772	(84,699)	(40.8)%
Other (Expense) Income
Interest expense	(44,341)	(49,919)	5,578	(11.2)%
Gain on lease termination	8,046	—	8,046	100.0%
Other income (expense), net	14,776	(536)	15,312	N.M.
Total Other Expense, net	$(21,519)	$(50,455)	$28,936	(57.4)%
Income before provision for income taxes	101,554	157,317	(55,763)	(35.4)%
Provision for income taxes	46,210	44,435	1,775	4.0%
Net Income	$55,344	$112,882	$(57,538)	(51.0)%
__________________
N.M.: Not meaningful
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $976.5 million or 31.4% to $4.1 billion, for the year ended December 31, 2024, compared to the year ended December 31, 2023. For each of the years ended December 31, 2024 and 2023, skilled nursing services revenue represented more than 98.0% of patient and resident service revenue.
Skilled nursing services revenue increased by $921.8 million, or 29.8%, to $4.0 billion for the year ended December 31, 2024, compared to the year ended December 31, 2023. This change was driven by an increase in patient days of 1,810,591 or 26.7% primarily due to an increase in operational beds of 9,066, or 39.5%, from December 31, 2023 to December 31, 2024. Additionally we experienced a higher occupancy rate across Mature and Ramping facility cohorts of 94.4% and 93.9%, respectively, for the year ended December 31, 2024, compared to 93.4% occupancy for both Mature and Ramping facilities for the year ended December 31, 2023, due to increased demand as a result of continued execution on our business model. Total facility occupancy decreased slightly year-over-year from 90.9% for the year ended December 31, 2023 compared to 90.4% for the year ended December 31, 2024 due to a decrease in the New facility cohort occupancy as a result of the significant number of acquisitions during 2024.
Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor sources. Our Medicare daily rates at Mature and Ramping facilities increased by 7.7% and 8.1%, respectively, for the year ended December 31, 2024.

Our average Medicaid rates increased 6.7% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Additional funding - Additional funding revenue was $0 for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023. The decrease was due to the termination of additional funding from the HHS under the Pandemic PHE in 2023.
Other revenue - Other revenue increased to $3.1 million for the year ended December 31, 2024, compared to $1.0 million for the year ended December 31, 2023 due to an increase in lease income during the extended execution of our acquisition from the former operator Prestige. See Note 16 “Operation Expansions”, to our audited combined/consolidated financial statements for more information related to the acquisition.
Cost of services
Cost of services increased by $849.4 million, or 34.7% to $3.3 billion, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by an increase of $504.4 million in salaries and wages. Of the salaries and wages increase, facilities acquired within the past year accounted for $241.7 million or 47.9% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 208 as of December 31, 2023 to 314 as of December 31, 2024, an increase of 51.0%. This increase in operations and employees led to the increase in labor cost for new facilities as they were acquired throughout the year. The increase in salaries and wages was primarily driven by an increase in nursing salaries and wages driven by market needs, increases in administration wages and payroll taxes. Aside from labor costs, the increase in cost of services was primarily due to increases of $257.1 million in administrative and ancillary expenses for facility increases, driven by a $93.5 million increase in contracted services, a $80.3 million increase in liability insurance, a $35.2 million increase in quality assurance fees, an $8.6 million increase in professional fees, an $8.2 million increase in licenses with the remaining $31.3 million of the administrative and ancillary expense increase spread out across various expense types. Of the non-labor administrative and ancillary costs, $98.4 million, or 38.3%, is attributable to facilities acquired during 2024, the remaining costs were spread across Mature and Ramping cohorts. Nursing and dietary expenses drove an additional $53.4 million of the increase, of which $28.1 million or 52.6% was due to facilities acquired within the past year. The remaining $34.5 million increase is spread over various expense categories.
Rent - cost of services
Rent - cost of services increased by $68.2 million, or 31.5% to $285.0 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily attributable to the addition of new facilities with operating leases throughout the year, as well as to annual escalators on existing facilities’ rent.
General and administrative expense
General and administrative expense increased by $130.1 million, or 60.9% to $343.8 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to the increase in stock compensation expense recognized during the year, associated with restricted stock units that were granted at the time of our IPO, which accounts for an increase of $115.5 million. The change was also impacted by an increase in salaries and wages of $39.3 million, or 33.3%, attributable to an increase in personnel to help integrate and facilitate the operational growth from acquisitions in the current year, and an increase in legal and professional fees incurred associated with the Audit Committee’s independent investigation and with ongoing government investigations of $9.7 million. These increases were offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense of $36.0 million.
Depreciation and amortization
Depreciation and amortization increased by $15.2 million, or 59.2% to $40.8 million, for the year ended December 31, 2024, compared to $25.6 million for the year ended December 31, 2023. This increase is directly attributable to new real estate obtained through acquisitions as well as growth of our finance lease portfolio.

Other expense, net
Other expense, net decreased by $28.9 million, or 57.4% to $21.5 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Other expense, net primarily consists of interest expense which decreased by $5.6 million, to $44.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a decrease in amounts drawn on lines of credit and long-term debt of $324.7 million during the year. During the year ended December 31, 2024, other expense, net also included a gain of $8.0 million recognized upon the termination of a lease. Additionally, during the year ended December 31, 2024, other expense, net included other income of $14.8 million, an increase of $15.3 million from the year ended December 31, 2023. This increase was driven by the recognition of a $17.2 million bargain purchase gain following our acquisition from the former operator Prestige during the year ended December 31, 2024 offset by a $2.7 million loss allocated to us from a discrete disposal recognized by one of our equity method investments and a $0.5 million forfeiture of a seller’s note during the same period.
Provision for income taxes
Provision for income taxes totaled $46.2 million for the year ended December 31, 2024, representing an effective tax rate of 45.5%, compared to a provision for income taxes of $44.4 million and an effective tax rate of 28.1% for the year ended December 31, 2023. The difference in the effective tax rate from the statutory rate is mainly due to state taxes, permanent book-tax differences, and other adjustments. The change in effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024. See Note 12 “Income Taxes”, to our audited combined/consolidated financial statements for more information.
Three Months Ended March 31, 2024 (restated) Compared to the Three Months ended March 31, 2023

	Three Months Ended March 31,		Change
	2024 (restated)	2023	$	%

	(in thousands)
Revenue
Patient and resident service revenue	$919,413	$707,826	$211,587	29.9%
Additional funding	—	375	(375)	(100.0)%
Other revenue	423	241	182	75.5%
Total Revenue	$919,836	$708,442	$211,394	29.8%
Operating expenses
Cost of services	735,992	538,772	197,220	36.6%
Rent - cost of services	63,513	45,104	18,409	40.8%
General and administrative expense	46,906	59,442	(12,536)	(21.1)%
Depreciation and amortization	8,116	5,829	2,287	39.2%
Total Operating Expenses	$854,527	$649,147	$205,380	31.6%
Operating income	65,309	59,295	6,014	10.1%
Other (Expense) Income
Interest expense	(16,096)	(10,636)	(5,460)	51.3%
Gain on lease termination	8,046	—	8,046	100.0%
Other income, net	440	440	—	—%
Total Other Expense, net	$(7,610)	$(10,196)	$2,586	(25.4)%
Income before provision for income taxes	57,699	49,099	8,600	17.5%
Provision for income taxes	(22,880)	(11,501)	(11,379)	98.9%
Net Income	$34,819	$37,598	$(2,779)	(7.4)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $211.6 million to $919.4 million for the three months ended March 31, 2024, a 29.9% increase compared to the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, skilled nursing services revenue represented more than 99% of patient and resident service revenue.
Skilled nursing services revenue increased by 29.3%, or $207.0 million, to $912.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change was driven by an increase in patient days of 514,190 or 35.3% primarily due to an increase in operational beds of 5,194 from March 31, 2023 to March 31, 2024. Additionally we experienced a high occupancy rate across all facilities of 91.1% for the three months ended March 31, 2024, driven by increases in Ramping and Mature facility cohorts following continued execution on our business model.
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
Rent - cost of services
Rent - cost of services increased to $63.5 million for the three months ended March 31, 2024, compared to $45.1 million for the three months ended March 31, 2023. The increase was primarily attributable to the addition of 41 new facilities, which accounted for approximately 63% of the increase, with the remaining $7.0 million attributable to annual escalators on Mature and Ramping facilities' rent.
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
Depreciation and amortization

Depreciation and amortization increased by $2.3 million to $8.1 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase is directly attributable to new facilities acquired.
Other expense, net
Other expense, net was $7.6 million for the three months ended March 31, 2024, a decrease of $2.6 million compared to the three months ended March 31, 2023. Other expense, net consists of interest expense related to our debt, which increased by $5.5 million, to $16.1 million for the three months ended March 31, 2024, driven by an increase in amounts drawn on lines of credit and long-term debt of $246.7 million from March 31, 2023 to March 31, 2024. Additionally, in the three months ended March 31, 2024, other expense, net also included a gain of $8.0 million recognized upon the termination of a lease.
Provision for income taxes
Provision for income taxes totaled $22.9 million for the three months ended March 31, 2024, representing an effective tax rate of 39.7%, compared to a provision for income tax of $11.5 million and an effective tax rate of 23.4% for the three months ended March 31, 2023. The change in effective tax rate in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in non-deductible expenses, including non-deductible compensation in 2024.
Three Months Ended June 30, 2024 (restated) Compared to the Three Months ended June 30, 2023

	Three Months Ended June 30,		Change
	2024 (restated)	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$935,257	$760,424	$174,833	23.0%
Other revenue	448	240	208	86.7%
Total Revenue	$935,705	$760,664	$175,041	23.0%
Operating expenses
Cost of services	762,147	590,815	171,332	29.0%
Rent - cost of services	64,809	51,456	13,353	26.0%
General and administrative expense	136,674	62,695	73,979	118.0%
Depreciation and amortization	9,254	6,159	3,095	50.3%
Total Operating Expenses	$972,884	$711,125	$261,759	36.8%
Operating (loss) income	(37,179)	49,539	(86,718)	(175.0)%
Other (expense) income
Interest expense	(9,915)	(15,306)	5,391	(35.2)%
Other expense, net	(3,905)	(2,643)	(1,262)	47.7%
Total Other Expense, net	$(13,820)	$(17,949)	$4,129	(23.0)%
(Loss) income before provision for income taxes	(50,999)	31,590	(82,589)	(261.4)%
Benefit (provision) for income taxes	19,123	(10,370)	29,493	(284.4)%
Net (Loss) Income	$(31,876)	$21,220	$(53,096)	(250.2)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $174.8 million to $935.3 million for the three months ended June 30, 2024, a 23.0% increase compared to the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, skilled nursing services revenue represented more than 99% of patient and resident service revenue.
Skilled nursing services revenue increased by 22.6%, or $171.0 million, to $927.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change was driven by an increase in patient days of 401,997 or 24.8% primarily due to an increase in operational beds of 3,947 from June 30, 2023 to June 30, 2024.

Additionally, we experienced high occupancy across all facilities of 91.0% for the three months ended June 30, 2024, a slight decrease as compared to 91.5% for the three months ended June 30, 2023. The decrease in occupancy across all facilities can be attributed to our New facilities only being 84.2% occupied for the three months ended June 30, 2024 compared to 88.3% for the three months ended June 30, 2023.
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
Rent - cost of services
Rent - cost of services increased to $64.8 million for the three months ended June 30, 2024, compared to $51.5 million for the three months ended June 30, 2023. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $74.0 million, to $136.7 million for the three months ended June 30, 2024, compared to $62.7 million for the three months ended June 30, 2023. This increase was primarily due to stock compensation expense associated with restricted stock units that were granted at the time of our IPO during the quarter, which accounted for $90.9 million of the increase. This was offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $17.5 million.
Depreciation and amortization
Depreciation and amortization increased by $3.1 million to $9.3 million, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $13.8 million for the three months ended June 30, 2024, a decrease of $4.1 million compared to the three months ended June 30, 2023. Other expense, net consists of interest expense related to our debt, which decreased by $5.4 million, to $9.9 million for the three months ended June 30, 2024, driven by a decrease in amounts drawn on lines of credit and long-term debt of $55.1 million from June 30, 2023 to June 30, 2024. This was offset by an increase in other expense of $1.3 million compared to the three months ended June 30, 2023, driven by a loss on a joint venture disposal.
Benefit (provision) for income taxes
Our income tax benefit totaled $19.1 million for the three months ended June 30, 2024, representing an effective tax rate of 37.5%, compared to a provision for income tax of $10.4 million and an effective tax rate of 32.8% for the three months ended June 30, 2023. The change in effective tax rate in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a change in forecasted pre-tax book income and a decrease in earnings before tax related to stock-based compensation, resulting in a loss for the three months ended June 30, 2024.
Six Months Ended June 30, 2024 (restated) Compared to the Six Months June 30, 2023

	Six Months Ended June 30,		Change
	2024 (restated)	2023	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,854,670	$1,468,250	$386,420	26.3%
Additional funding	—	375	(375)	(100.0)%
Other revenue	871	481	390	81.1%
Total Revenue	$1,855,541	$1,469,106	$386,435	26.3%
Operating expenses
Cost of services	1,498,139	1,129,587	368,552	32.6%
Rent - cost of services	128,322	96,560	31,762	32.9%
General and administrative expense	183,580	122,137	61,443	50.3%
Depreciation and amortization	17,370	11,988	5,382	44.9%
Total Operating Expenses	$1,827,411	$1,360,272	$467,139	34.3%
Operating income	28,130	108,834	(80,704)	(74.2)%
Other (Expense) Income
Interest expense	(26,011)	(25,942)	(69)	0.3%
Gain on lease termination	8,046	—	8,046	100.0%
Other expense, net	(3,465)	(2,203)	(1,262)	57.3%
Total Other Expense, net	$(21,430)	$(28,145)	$6,715	(23.9)%
Income before provision for income taxes	6,700	80,689	(73,989)	(91.7)%
Provision for income taxes	(3,757)	(21,871)	18,114	(82.8)%
Net Income	$2,943	$58,818	$(55,875)	(95.0)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $386.4 million to $1.9 billion for the six months ended June 30, 2024, a 26.3% increase compared to the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, skilled nursing services revenue represented more than 99% of patient and resident service revenue.
Skilled nursing services revenue increased by 25.9%, or $378.0 million, to $1.8 billion for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change was driven by an increase in patient days of 916,187 or 29.8% primarily due to an increase in operational beds of 3,947 from June 30, 2023 to June 30, 2024. Additionally, we experienced high occupancy across all facilities of 91.0% for the six months ended June 30, 2024, a slight decrease as compared to 91.6% for the six months ended June 30, 2023. The decrease in occupancy across all facilities can be attributed to our New facilities only being 83.7% occupied for the six months ended June 30, 2024, compared to 89.8% for the six months ended June 30, 2023.

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
Cost of services
Cost of services increased by $368.6 million to $1.5 billion, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The 32.6% increase was primarily driven by an increase of $220.1 million in salaries and wages. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2023 accounted for $110.2 million or 50.1% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 188 as of June 30, 2023 to 220 as of June 30, 2024, an increase of 17.0%. This increase in operations and employees led to the increase in labor cost for New facilities as they were acquired throughout the year. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $74.6 million in administrative expenses for facilities driven by a $41.3 million increase in professional and general liability insurance; $38.5 million in contracted services made up of $20.9 million from New facilities, or 54.2%, and $17.6 million from Ramping and Mature facilities; and $23.0 million in nursing and dietary expenses, $16.3 million from New facilities, with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $128.3 million for the six months ended June 30, 2024, compared to $96.6 million for the six months ended June 30, 2023. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $61.4 million, to $183.6 million for the six months ended June 30, 2024, compared to $122.1 million for the six months ended June 30, 2023. This increase was primarily due to the increase in stock compensation expense associated with restricted stock units that were granted at the time of our IPO during the quarter, which accounted for $90.9 million of the increase. The remainder was driven by an increase in salaries and wages of $7.4 million, offset by a decrease in costs associated with professional and general liability insurance within general and administrative expense in 2023 of $34.8 million. The remainder was spread out across various expense types.
Depreciation and amortization
Depreciation and amortization increased by $5.4 million to $17.4 million, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $21.4 million for the six months ended June 30, 2024, a decrease of $6.7 million compared to the six months ended June 30, 2023. Other expense, net consists of interest expense related to our debt, which decreased by $(0.1) million, to $26.0 million for the six months ended June 30, 2024, driven by a decrease in lines of credit and long-

term debt of $55.1 million from June 30, 2023 to June 30, 2024. Additionally, in the six months ended June 30, 2024, other expense, net included a gain of $8.0 million recognized upon the termination of a lease. These changes were offset by a loss of $2.7 million on a joint venture disposal during the six months ended June 30, 2024. The remaining changes were spread out across various other expense types.
Provision for income taxes
Provision for income taxes totaled $3.8 million for the six months ended June 30, 2024, representing an effective tax rate of 56.1%, compared to a provision for income tax of $21.9 million and an effective tax rate of 27.1% for the six months ended June 30, 2023. The change in effective tax rate in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the change in forecasted pre-tax book income and an increase in non-deductible expenses, including non-deductible compensation in 2024.
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
Liquidity & Capital Resources
Prior to our IPO, our liquidity was generally derived from our cash flows from operations, mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans), and credit facilities maintained with commercial banks.
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
As of December 31, 2024 and September 30, 2025, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $157.7 million, and $355.7 million, respectively. The total principal amount outstanding under our Amended and Restated 2023 Credit Facility as of December 31, 2024 and September 30, 2025, was $142.0 million and $100.0 million, respectively. In addition, we had outstanding letters of credit of $13.9 million as of both December 31, 2024 and September 30, 2025, respectively.
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
The terms of our Amended and Restated 2023 Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated 2023 Credit Facility, subject to entrance into the agreement described above, as our single line of credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund acquisitions was $283.3 million and $127.0 million for the years ended December 31, 2024 and 2023, respectively. Total capital expenditures for property and equipment were $66.5 million and $45.8 million for the years ended December 31, 2024 and 2023, respectively.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
The following table presents selected data from our combined/consolidated statement of cash flows for the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash provided by/(used in)
Operating activities	$367,341	$63,697
Investing activities	(442,679)	(172,791)
Financing activities	117,476	129,592
Net change in cash	$42,138	$20,498
Cash, cash equivalents, and restricted cash - beginning of period	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$160,842	$118,704
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the year ended December 31, 2024 of $367.3 million increased by $303.6 million as compared with the same period in 2023. The increase was primarily driven by improved operational performance across our existing portfolio as well as the incremental operational performance across our 106 facilities acquired since December 31, 2023. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $252.9 million due to the timing of payables and other accrued liabilities.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the year ended December 31, 2024 of $442.7 million increased by $269.9 million as compared with the same period in 2023. The increase in cash used was primarily attributable to an increase of $156.3 million in cash used to acquire real estate facilities and an increase of $20.7 million in cash used to purchase property and equipment, in excess of cash used for these purposes in 2023. Further, in 2024 we also purchased investments, consisting of holdings in investment grade bond mutual funds, of $90.9 million through our captive insurance subsidiary with long-term restricted cash previously held in other assets on our combined/consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K (see Note 8, “Fair Value Measurement”) offset by a sale of investments of $25.9 million. We also made an additional $30.3 million investment in partnerships compared to $2.6 million used for this purpose in 2023.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash provided by financing activities for the year ended December 31, 2024 of $117.5 million decreased by $12.1 million as compared with the same period in 2023. Cash provided by financing activities was driven by a year-over-year increase in cash inflows from net IPO proceeds and follow on offering proceeds of $414.2 million and $95.3 million, respectively. Offsetting these inflows was a net decrease in cash flows of $534.5 million from lines of credit and long-term debt consisting of a decrease of $735.7 million and an increase of $201.2 million in net cash flow on lines of credit and long-term debt, respectively. The total long-term debt additions of $72.3 million during the year ended December 31, 2024 had more favorable terms as compared to our then existing debt, including the additions to the HUD-insured mortgage loans of $252.9 million with interest rates ranging from 2.4% to 6.3% and remaining terms of 24 to 37 years.

Credit facility
On June 30, 2023, PACS Group, Inc., as holdings, PACS Holdings, LLC, as borrower, and certain of their subsidiaries entered into a credit agreement with Truist Bank, as administrative agent (the “Administrative Agent”), and a syndicate of lenders (the “Original Credit Facility”). The Original Credit Facility provided PACS Holdings, LLC with a $275.0 million term loan and $150.0 million of revolving credit commitments (including a $30.0 million letter of credit sub-facility and a $20.0 million swingline sub-facility).
On December 7, 2023, we amended and restated the Original Credit Facility (the “Amended and Restated 2023 Credit Facility”), pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), repaying the term loans and eliminating the term loan facility and increasing the aggregate amount of Revolving Commitments (as defined in the Amended and Restated 2023 Credit Facility) to $600.0 million (including a $50.0 million letter of credit sub-facility and a $20.0 million swingline sub-facility). Borrowings under the Amended and Restated 2023 Credit Facility bear interest, at our option, at either (a) SOFR (subject to a 0.10% credit spread adjustment), plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 2.25% per annum, with such margins, in each case, determined by reference to our Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We are required to pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitments, based upon our Total Leverage Ratio and other customary fees. Upon the closing of the Amended and Restated 2023 Credit Facility, we borrowed $460.0 million of revolving loans to repay and refinance all then-outstanding loans (including the term loans) under the Original Credit Facility, repay certain other outstanding indebtedness, and pay transaction costs.
The Amended and Restated 2023 Credit Facility includes customary affirmative and negative covenants and two financial covenants: a requirement that our Total Leverage Ratio not exceed 3.00:1.00 as of the end of each fiscal quarter, and a requirement that our Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) not fall below 1.10:1.00, in each case, tested quarterly for the trailing four fiscal quarters. The Amended and Restated Credit Agreement matures on December 7, 2028.
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
On July 24, 2025 and August 13, 2025 we entered into two separate forbearance agreements with the Administrative Agent and the lenders, pursuant to which the lenders agreed to temporarily forbear from exercising remedies under the Amended and Restated 2023 Credit Facility with respect to certain technical events of default, including without limitation matters relating to inaccuracies in certain representations and warranties made, which inaccuracies also triggered an event of default under the Third Consolidated Master Lease, dated June 30, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Omega Master Lease”), which in turn triggered an additional event of default under the Amended and Restated 2023 Credit Facility. In addition, a separate representation and warranty event of default occurred under the Omega Master Lease, which triggered an event of default under the Amended and Restated Credit Agreement (all such technical events of default under the Amended and Restated 2023 Credit Facility, the “Initial Technical Events of Default”). The August 13, 2025 Forbearance Agreement and Fifth Amendment Credit Agreement required that the Liquidity Requirement remain in place for the entirety of the forbearance period and further extended the delivery period with respect to the fiscal year 2024 financial statements. The forbearance period was scheduled to run until October 31, 2025, subject to extension by the Administrative Agent through November 30, 2025, or by the Required Lenders thereafter, or earlier termination upon the occurrence of certain specified events of default.
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
Long-term debt
During the years ended December 31, 2024 and 2023, some of our subsidiaries entered into Department of Housing and Urban Development (HUD)-insured mortgage loans in the aggregate amount of $68.3 million and $88.8 million, respectively. Additionally, we converted a $22.5 million construction loan to a HUD-insured mortgage loan during the year ended December 31, 2024. As a result, thirteen of our subsidiaries had mortgage loans insured with HUD in the aggregate amount of $252.9 million as of December 31, 2024, of which $4.0 million is classified as current and the remaining $248.9 million is classified as non-current. As of December 31, 2023, our subsidiaries had HUD-insured mortgage loans in the aggregate amount of $166.2 million of which $2.4 million was classified as current and the remaining $163.8 million was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of December 31, 2024, our HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, our subsidiaries have eight other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates in the range of 2.0% and 7.5% per annum with various maturity dates through June 1, 2027. The notes are secured by equipment and guarantees by PACS Group, Inc. and its stockholders. As of December 31, 2024 and 2023, we had $17.0 million and $48.8 million, respectively, of debt outstanding under the non-HUD mortgage loans and promissory notes, of which $10.8 million is classified as current and the remaining $6.2 million is classified as non-current as of December 31, 2024, and $14.5 million is classified as current and the remaining $34.3 million is classified as non-current as of December 31, 2023.
Operating and finance leases
We lease most of our skilled nursing and assisted living facilities, as well as office space and certain vehicles and equipment, under various non-cancelable operating lease agreements. These operating leases expire at various dates throughout 2049.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by us and/or our stockholders.
For 35 of the facility operating leases, we hold an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of these purchase options was not reasonably assured. Options on three of the leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company will be working with the landlord to resolve the disagreement.

At our option, the facility leases are generally renewable for additional terms ranging from 3 to 20 years. All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements.
We also lease certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of two of the facility finance leases allow for a purchase option during a specified window. We have determined that we are reasonably certain to exercise the purchase option at the end of each purchase option window. Therefore, we have calculated the lease term through the end of the purchase option window for each such lease. In addition, for six of the facility finance leases, the lessor holds an option which could require us to purchase the associated real estate. The total obligation to purchase such real estate is approximately $86,751 and can be exercised by the lessor through June 14, 2026. For other finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2024, we had $13.9 million of borrowing capacity under the Amended and Restated 2023 Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our combined/consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these combined/consolidated financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined/consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the application of the following accounting policies, which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. See Note 2 “Summary of Significant Accounting Policies” to our audited combined/consolidated financial statements for a summary of our significant accounting policies, including the accounting policies discussed below.
Revenue Recognition- Revenue recognized from healthcare services is adjusted for estimates of variable consideration to arrive at the transaction price. We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. Variable consideration includes estimates of implicit price concessions so that the estimated transaction price is reflective of the amount to which we expect to be entitled in exchange for providing the healthcare services to customers. If actual amounts of consideration ultimately received differ from the estimates, we adjust these estimates, which would affect net service revenue in the period such variances become known.
Accrued Risk Reserves- We are principally self-insured for risks related to professional and general liability. Accrued risk reserves include the accrual for risks associated with professional liability claims and include a liability for unpaid reported claims and estimates for incurred but unreported claims.

We utilize a wholly-owned captive insurance subsidiary to provide coverage to our various consolidated operating subsidiaries related to professional and general liability insurance. The related assets and liabilities of this consolidated subsidiary are included in the accompanying combined/consolidated financial statements.
Our policy is to accrue amounts using the information obtained from the actuarially determined estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluate the estimates for claim loss exposure on a quarterly basis. We use actuarial valuations to estimate the liability based on historical experience and industry information.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our combined/consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of December 31, 2024, we had approximately $142.0 million of variable rate debt, none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of December 31, 2024, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $1.0 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $1.0 million. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of December 31, 2024 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of December 31, 2024, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $262.6 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of December 31, 2024 and does not consider those exposures or positions which could arise after that date.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PACS GROUP, INC. AND SUBSIDIARIES
INDEX TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID No. 42	96

Combined/Consolidated Financial Statements

Combined/Consolidated Balance Sheets as of December 31, 2024 and 2023	98

Combined/Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022	99

Combined/Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2024, 2023, and 2022	100

Combined/Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	101

Notes to Combined/Consolidated Financial Statements	102

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PACS Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying combined/consolidated balance sheets of PACS Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related combined/consolidated statements of income, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “combined/consolidated financial statements”). In our opinion, the combined/consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the combined/consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Professional liability and general liability claims reserve

Description of the Matter
At December 31, 2024, the Company’s professional liability and general liability claims reserve was $217 million. As further described in Note 18 to the combined/consolidated financial statements, the professional liability and general liability claims reserve includes an estimate of the Company’s liability for professional claims that have been reported as well as claims that have been incurred but not reported. The Company utilizes an external actuary to assist management in estimating the exposure for claims obligations, both asserted and unasserted.
Auditing the professional liability and general liability claims reserve is complex and highly judgmental due to the significant estimation required in determining the claims reserve, particularly the assumptions regarding the severity and frequency of claims. The Company develops information relating to the ultimate size of the claims based on historical experience and current industry information which is used in the actuarial analysis.

How We Addressed the Matter in Our Audit
To test the professional liability and general liability claims reserve, our audit procedures included, among others, obtaining an understanding of the factors considered and assumptions made by management and its external actuary in developing the estimate of the professional liability and general liability claims reserve, including the sources of data relevant to these factors and assumptions.
We tested underlying claims data, including the completeness and accuracy of open and settled cases. We reviewed the Company’s insurance contracts to understand the policy terms and verified that the policy terms were factored into the actuarial computations. We also involved our actuaries to assist in evaluating the methodologies and key assumptions used in the actuarial report. We compared the Company’s professional liability and general liability claims reserve to an independent range calculated by our actuaries.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Salt Lake City, Utah
November 19, 2025

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$157,674	$73,416
Accounts receivable, net	641,775	547,807
Other receivables	74,746	52,259
Prepaid expenses and other current assets	64,066	48,665
Total Current Assets	938,261	722,147
Property and equipment, net	990,580	577,528
Operating lease right-of-use assets	2,994,519	2,007,812
Insurance subsidiary deposits and investments	66,258	—
Escrow funds	25,122	15,649
Goodwill and other indefinite-lived assets	67,061	65,291
Other assets	161,108	124,312
Total Assets	$5,242,909	$3,512,739

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$175,062	$140,947
Accrued payroll and benefits	146,177	92,234
Current operating lease liabilities	136,232	109,438
Current maturities of long-term debt	14,852	16,822
Current portion of accrued self-insurance liabilities	75,966	27,536
Current line of credit	142,000	—
Refund liability	145,795	—
Other accrued expenses	142,348	69,949
Total Current Liabilities	978,432	456,926
Long-term operating lease liabilities	2,935,773	1,961,997
Lines of credit	—	520,000
Long-term debt, less current maturities, net of deferred financing fees	250,984	195,708
Accrued self-insurance liabilities, less current portion	164,979	146,167
Other liabilities	197,050	130,215
Total Liabilities	$4,527,218	$3,411,013
Commitments and contingencies (Note 18)
Equity:
PACS Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized, 155,177,511 shares issued and outstanding as of December 31, 2024, and 64,361,693,000 shares authorized, 128,723,386 shares issued and outstanding as of December 31, 2023	155	129
Additional paid-in capital	591,363	—
Retained earnings	118,036	95,997
Total PACS Group, Inc. stockholders' equity	709,554	96,126
Noncontrolling interest in subsidiary	6,137	5,600
Total Equity	$715,691	$101,726
Total Liabilities and Equity	$5,242,909	$3,512,739

See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Year Ended December 31,
	2024	2023	2022
Revenue
Patient and resident service revenue	$4,086,655	$3,110,114	$2,399,155
Additional funding	—	375	21,482
Other revenues	3,079	1,003	1,357
Total Revenue	$4,089,734	$3,111,492	$2,421,994
Operating Expenses
Cost of services	3,297,091	2,447,713	1,861,314
Rent - cost of services	284,953	216,711	160,003
General and administrative expense	343,808	213,664	149,006
Depreciation and amortization	40,809	25,632	22,311
Total Operating Expenses	$3,966,661	$2,903,720	$2,192,634
Operating income	123,073	207,772	229,360
Other (Expense) Income
Interest expense	(44,341)	(49,919)	(25,538)
Gain on lease termination	8,046	—	—
Other income (expense), net	14,776	(536)	3,223
Total Other Expense, Net	$(21,519)	$(50,455)	$(22,315)
Income before provision for income taxes	101,554	157,317	207,045
Provision for income taxes	46,210	44,435	56,549
Net Income	$55,344	$112,882	$150,496
Less:
Net (loss) income attributable to noncontrolling interest	(416)	8	—
Net Income Attributable To PACS Group, Inc.	$55,760	$112,874	$150,496
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.38	$0.88	$1.17
Diluted	$0.38	$0.88	$1.17
Weighted-Average Common Shares Outstanding
Basic	146,663,371	128,723,386	128,723,386
Diluted	148,574,606	128,723,386	128,723,386
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(dollars in thousands, except for share values)
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance January 1, 2022	128,723,386	$129	$—	$(26,699)	$1,759	$(24,811)
Contributions	—	—	—	—	3,246	3,246
Dividends on common stock ($0.4683 per share)	—	—	—	(60,280)	—	(60,280)
Net Income	—	—	—	150,496	—	150,496
Balance December 31, 2022	128,723,386	$129	$—	$63,517	$5,005	$68,651
Contributions	—	—	—	—	587	587
Dividends on common stock ($0.6246 per share)	—	—	—	(80,394)	—	(80,394)
Net income attributable to noncontrolling interest	—	—	—	—	8	8
Net income attributable to PACS Group, Inc.	—	—	—	112,874	—	112,874
Balance December 31, 2023	128,723,386	$129	$—	$95,997	$5,600	$101,726
Contributions	—	—	—	—	953	953
Issuance of common stock	24,206,350	24	509,418	—	—	509,442
Employee stock-based compensation	3,847,652	4	115,540	—	—	115,544
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,595)	—	—	(33,597)
Dividends on common stock ($0.2173 per share)	—	—	—	(33,721)	—	(33,721)
Net loss attributable to noncontrolling interest	—	—	—	—	(416)	(416)
Net income attributable to PACS Group, Inc.	—	—	—	55,760	—	55,760
Balance December 31, 2024	155,177,511	$155	$591,363	$118,036	$6,137	$715,691
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$55,344	$112,882	$150,496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,809	25,632	22,311
Amortization and write-off of deferred financing fees	3,115	6,068	1,205
Stock-based compensation	115,544	—	—
Loss on investment in partnership	4,565	391	346
Gain on insurance subsidiary deposits and investments	(1,258)	—	—
Deferred taxes	(44,484)	(9,923)	(1,921)
Noncash lease expense	34,647	22,727	14,464
Other noncash operating activities, net	843	581	4
Change in operating assets and liabilities
Accounts receivable, net	(93,968)	(176,883)	(114,416)
Other receivables	(22,487)	(3,059)	(202)
Prepaid expenses and other current assets	(17,210)	(18,765)	(6,371)
Other assets	(13,338)	(3,338)	(39,341)
Escrow funds	(9,473)	568	(4,526)
Operating lease liabilities	(20,784)	(2,011)	(92)
Accounts payable	33,398	33,371	32,808
Accrued payroll and benefits	52,041	6,325	(5,564)
Accrued self-insurance liabilities	67,242	35,576	67,636
Refund liability	145,795	—	—
Other accrued expenses	73,210	(55,501)	(24,390)
Other liabilities	(36,210)	89,056	168
NET CASH PROVIDED BY OPERATING ACTIVITIES	$367,341	$63,697	$92,615

Cash flows from investing activities
Investment in partnerships	$(32,891)	$(2,597)	$—
Non-operating distributions from investment in partnership	3,521	1,862	2,905
Purchase of available-for-sale securities	(90,874)	—	—
Sale of available-for-sale securities	25,874	—	—
Acquisition of facilities	(283,344)	(127,024)	(55,374)
Purchase of property and equipment	(66,465)	(45,782)	(22,862)
Proceeds from the sale of assets	1,500	750	10
NET CASH USED IN INVESTING ACTIVITIES	$(442,679)	$(172,791)	$(75,321)

Cash flows from financing activities
Borrowing on lines of credit, net of deferred financing fees	$676,000	$855,704	$154,528
Payments on lines of credit	(1,054,000)	(497,986)	(119,149)
Borrowings of long-term debt, net of deferred financing fees	72,305	411,313	87,906
Payments on long-term debt	(19,455)	(559,632)	(53,901)
Contributions from noncontrolling interest	502	587	3,246
Dividends on common stock	(33,721)	(80,394)	(60,280)
Proceeds from initial public offering, net of issuance costs	414,157	—	—
Proceeds from common stock offering, net of issuance costs	95,285	—	—
Taxes paid related to net share settlement of stock-based compensation awards	(33,597)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$117,476	$129,592	$12,350

Net change in cash	42,138	20,498	29,644
Cash, cash equivalents, and restricted cash - beginning of year	118,704	98,206	68,562
Cash, cash equivalents, and restricted cash - end of year	$160,842	$118,704	$98,206

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$48,248	$50,558	$25,911
Income taxes	$107,831	$60,009	$42,554

Non-cash financing and investing activity
Accrued capital expenditures	$3,716	$3,000	$717
Assets acquired in operation expansions in exchange for notes payable	$—	$2,150	$8,200
Assets acquired in operation expansions through settlement of notes receivable	$500	$—	$—
Contributions from noncontrolling interest through relief of notes payable	$451	$—	$—
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company), a Delaware corporation, was incorporated on March 24, 2023. PACS Group is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of December 31, 2024 PACS Group subsidiaries operated 314 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,016 skilled nursing beds and 2,244 assisted living beds as of that date. As of December 31, 2024, PACS Group subsidiaries operated 270 facilities under long-term lease arrangements and had options to purchase 37 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities and one non-affiliated ALF operating entity. PACS Group’s real estate portfolio includes 44 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries and three post-acute care facilities that are operated by non-affiliated operating entities.
Providence Administrative Consulting Services, Inc. (PACS), a California corporation, is a subsidiary of PACS Group and provides administrative support services, on a consulting basis, to other subsidiaries of PACS Group.
PACS Group also has a wholly-owned captive insurance subsidiary, Welsch Insurance Ltd. (Welsch). Welsch provides coverage to various consolidated operating subsidiaries related to Professional Liability and General Liability (PLGL) insurance.
Reorganization
Prior to June 30, 2023, Providence Group, Inc. (PGI) owned the operating subsidiaries of PACS Group. On June 30, 2023, PGI and its consolidated subsidiaries reorganized (the Reorganization) to facilitate their entrance into a new credit agreement, dated June 30, 2023 (2023 Credit Agreement), between certain lenders party thereto, Truist Bank, as administrative agent, PACS Group, and PACS Holdings, LLC (PACS Holdings) as borrower thereunder. PACS Group and its wholly owned subsidiary PACS Holdings were created on March 24, 2023, and April 10, 2023, respectively, in anticipation of the Reorganization. The equity interests of certain other direct or indirect wholly-owned subsidiaries of PGI at the time of the Reorganization were also contributed to other new direct or indirect wholly-owned subsidiaries of PACS Group to facilitate the New Credit Agreement. PACS Group and its consolidated subsidiaries subsequent to the Reorganization are collectively referred to herein as the Company. The New Credit Agreement is described in Note 10, “Credit Facilities”.
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
The Reorganization was accounted for as an equity reorganization between entities under common control. The Reorganization combined entities that historically have not been presented together resulting in financial statements that are effectively considered to be those of a different reporting entity. Accordingly, the historical financial statements for periods prior to the Reorganization are presented as combined financial statements and the financial statements after the Reorganization are presented as consolidated financial statements. The contribution of shares of PGI and receipt of shares of PACS Group are accounted for on a retrospective basis. Accordingly, all share and per share amounts in these

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
combined/consolidated financial statements and related notes have been retrospectively restated, where applicable, for all periods herein, to give effect to the current shares outstanding of PACS Group.
NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying combined/consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The combined/consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in combination and consolidation. The Company presents noncontrolling interests within the equity section of its combined/consolidated balance sheets and the amount of combined/consolidated income that is attributable to the Company and the noncontrolling interest in its combined/consolidated statements of income.
Use of Estimates
The preparation of the combined/consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined/consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates in the Company’s combined/consolidated financial statements include those related to revenue, acquired property, business combinations, right-of-use assets, lease liabilities, impairment of long-lived assets, and general and professional liabilities included in accrued self-insurance liabilities. Actual results could materially differ from estimated amounts.
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
Included in restricted cash are funds held for PLGL and, prior to 2023, workers’ compensation (WC) claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding WC and PLGL claims. See Note 8, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
At any point in time the Company has funds in operating accounts and restricted cash accounts that are with third-party financial institutions. While management monitors the cash balances in operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
The following presents all cash and cash equivalents and restricted cash on the combined/consolidated balance sheets and reconcile to total cash included on the combined/consolidated statement of cash flows as of December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$157,674	$73,416	$58,269
Restricted cash (included in prepaid expenses and other current assets)	3,168	4,977	7,847
Restricted cash (included in other assets)	—	40,311	32,090
Total cash, cash equivalents, and restricted cash	$160,842	$118,704	$98,206

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At December 31, 2024 and 2023, the allowance for credit losses was immaterial to the combined/consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience with those payors. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the combined/consolidated statements of income.
Government Grants
In the absence of specific guidance to account for government grants under U.S. GAAP, the Company accounts for government grants in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, the Company recognizes grant income on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. Additional funding presented on the combined/consolidated statements of income is associated with government grants received through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). See Note 4, “Revenue and Accounts Receivable”, for more details.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges which do not increase the useful lives of the assets are charged to expense as incurred. Depreciation is

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the years ended December 31, 2024, 2023, and 2022.
Accrued Risk Reserves
The Company is principally self-insured for risks related to PLGL claims. Additionally, the Company is partially self-insured for risks related to WC policies. Accrued risk reserves primarily represent the accrual for risks associated with WC and PLGL claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to its PLGL claims, is to use an external actuary to assist management in estimating the Company’s exposure for claims obligation (for both asserted and unasserted claims). The Company’s retrospective-rated premium WC policy is subject to an annual assessment of the policy premium in relation to the payroll and losses incurred for the policy period. The Company recognizes the WC retrospective policy adjustment as the amount of settlement is determined.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Investments in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee, after the date of acquisition, including amortization of certain basis differences, in the other (expense) income, net line in the Company’s combined/consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s combined/consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s combined/consolidated balance sheets. The Company evaluates its investments, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2024 and 2023.
U.S. GAAP requires the Company to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (VIE). If the Company is determined to be the primary beneficiary of the VIE, the Company consolidates the VIE. The Company may change its original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.
As it relates to investments in partnerships, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company reassesses its determination of which investing entity controls the investee if: there is a change to the terms or in the exercisability of the rights of any partners or members, the managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2024, the Company’s determination of which entity controls its investments in partnerships has not changed as a result of any reassessment.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to an entity operated by the Company upon completion which occurred during the year ended December 31, 2024. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s combined/consolidated balance sheets since these interests are not redeemable. The Company presents net (loss) income attributable to noncontrolling interest and net income attributable to PACS Group, Inc. in its combined/consolidated statements of income. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.
Advertising
Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, advertising expenses included in the Company’s combined/consolidated statements of income were $7,633, $7,127, and $5,414, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Income Taxes
The Company utilizes FASB ASC Topic 740, Income Taxes (ASC 740), which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 12, “Income Taxes”, for further discussion of the Company’s accounting for income taxes.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 18% and 39% of total accounts receivable, respectively, at December 31, 2024 and 20% and 36% of total accounts receivable, respectively, at December 31, 2023. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 49% of skilled nursing beds are located in California.
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
Comprehensive Income
Comprehensive income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. For the year ended December 31, 2024, comprehensive income includes unrealized gains and losses on the Company’s available-for-sale debt securities, offsetting to $0 in the period. There were no components of comprehensive income for the years ended December 31, 2023 and 2022. The Company does not have any components of

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
other comprehensive income recorded within its combined/consolidated financial statements to present and, therefore, does not separately present a statement of comprehensive income in its combined/consolidated financial statements.
Commitments and Contingencies
The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of business, some of which may involve material amounts. The defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. Loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore, the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.
Recent Accounting Standards Adopted by the Company
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improved reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit (referred to as the “significant expense principle”) and enhanced disclosure requirements for companies with a single reportable segment. Additionally, the standard requires the annual disclosures on an interim basis. This guidance was effective for annual periods beginning with the Company’s fiscal year 2024, and in interim periods within the Company’s fiscal year 2025. The Company adopted this standard in Note 3, “Business Segments” of this annual report on Form 10-K.
Recent Accounting Standards Issued But Not Yet Adopted by the Company
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the combined/consolidated financial statements.
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
NOTE 3.BUSINESS SEGMENTS
The Company has one reportable segment. The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole. The Company does not distinguish between markets or regions for the purpose of allocating resources. This structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The segment’s measure of profit or loss is net income which is also reported on the combined/consolidated statements of income. Net income is also used to monitor budget versus actual results.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
As the Company’s single reportable segment is at the consolidated level, the accounting policies of the reportable segment are the same as those disclosed in Note 2, “Summary of Significant Accounting Policies”. The Company's CODM does not review segment assets at a different asset level or category than that disclosed in its combined/consolidated balance sheets and therefore assets by segment are not disclosed below.
The following table sets forth financial information for the segment:

	Year ended December 31,
	2024	2023	2022
Revenue	$4,089,734	$3,111,492	$2,421,994
Less:
Labor expense(1)	2,207,875	1,664,163	1,292,774
Depreciation and amortization	40,809	25,632	22,311
Interest expense, net	44,341	49,919	25,538
Equity in the net loss of investees accounted for under the equity method	4,565	391	346
Provision for income taxes	46,210	44,435	56,549
Other segment items(2)	1,690,590	1,214,070	873,980
Segment net income	$55,344	$112,882	$150,496
(1) Labor expense includes nursing and departmental salaries and wages, payroll taxes and benefits, and agency staffing expenses.
(2) Other segment items included in segment net income include cost of services except for labor cost of services, rent - cost of services, general and administrative expense except for labor general and administrative expense, gain on lease termination, and other (expense) income except for interest expense, net, and equity in the net income of investees accounted for under the equity method.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, it adjusts these estimates, which would affect net service revenue in the period such variances become known.
The Company maintains a refund liability for consideration collected related to revenue that is not probable that a significant revenue reversal will not occur. The Company expects to refund some or all of that consideration back to the payor. The balance of the refund liability was $145,795 and $0 as of December 31, 2024 and 2023, respectively, and is presented within current liabilities on the Company's combined/consolidated balance sheets.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 33.8%, 38.6%, and 47.6% of the Company’s combined/consolidated net patient and resident revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 40.4%, 37.6%, and 30.2% of the Company’s combined/consolidated net patient and resident revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 25.8%, 23.8%, and 22.2% of the Company’s combined/consolidated net patient and resident revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Included in the Company’s combined/consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities and contract assets as of December 31, 2024 and 2023.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the years ended December 31, 2024, 2023, and 2022 are as follows:

	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue
Medicare	$1,381,236	33.8%	$1,200,801	38.6%	$1,142,863	47.6%
Medicaid	1,651,401	40.4%	1,168,455	37.6%	723,896	30.2%
Managed care	813,865	19.9%	586,850	18.9%	416,089	17.3%
Private and other	240,153	5.9%	154,008	4.9%	116,307	4.9%
Total patient and resident service revenue	$4,086,655	100.0%	$3,110,114	100.0%	$2,399,155	100.0%
Additional Funding and CARES Act
Through the CARES Act, the Company received $14,962 in funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) during the year ended December 31, 2022. These funds were provided to healthcare providers who diagnosed, tested, or cared for individuals with cases of COVID-19 and had health-care-related expenses and lost revenues attributable to COVID-19. The Company recorded these funds as deferred revenue upon receipt and revenue was recognized only to the extent that health-care-related expenses or lost revenues had been incurred and were not reimbursed from other funding sources. The Company recognized an immaterial amount of revenue within additional funding on its combined/consolidated statements of income in 2023 for funds received prior to 2023. The Company did not receive any funds related to this program during 2023 or 2024.
The CARES Act also provided for refundable payroll tax credits known as the Employee Retention Tax Credit (ERTC), which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. The Company treated these credits under the accrual basis of accounting in conformity with U.S. GAAP. The Company interpreted the condition of partial suspension through governmental orders during all quarters of 2020 and the first three quarters of 2021, as defined by the CARES Act and to incur qualified payroll and related costs during the applicable quarters. The Company claimed a total of $32,428 under the ERTC for qualified wages related to periods prior to the year ended December 31, 2022. The Company utilized outside consultants to calculate the qualified wages and the ERTC amounts, and to prepare and submit the applications. Subsequently, due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. In the year ended December 31, 2024, the Company recognized $14,599 of the ERTC as an offset to labor in cost of services, as the statute of limitations surrounding the uncertainty of the qualifications, for certain of the funds received, expired. As of December 31, 2024 and 2023, the Company has recorded $21,917 and $36,477, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.
Additionally, under the CARES Act, employers could elect to defer the deposit and payment of the employer’s share of Social Security taxes through the end of 2020. One half of the deferral was required to be repaid on or before December 31, 2021 with the remaining half due on or before December 31, 2022. The Company paid $7,793 during the year ended December 31, 2022 and there are no remaining short-term or long-term balances as of December 31, 2024 and 2023.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 5.ESCROW FUNDS
Certain subsidiaries of the Company have obtained Department of Housing and Urban Development (HUD)-insured mortgages on properties that they lease to affiliated operating subsidiaries of the Company, while various other subsidiaries of the Company lease properties from unrelated third-party landlords that have obtained HUD-insured mortgages on the applicable properties. Under the terms of the HUD-insured mortgages, borrowers and/or their tenants are required to make certain deposits into escrow funds to be used for payment of property insurance, mortgage insurance premiums, and taxes. The deposits are generally maintained in an interest-bearing account with a federally insured financial institution.
Additionally, some HUD-insured mortgages require a reserve for replacement account and a non-critical repair reserve. Under the terms of the HUD-insured mortgages and the related regulatory agreements required by HUD, the tenants are required to make regular monthly deposits into a reserve for replacement account to assure the availability of funds to replace building components, furniture and equipment over time. All disbursements from this account require prior written approval by HUD and the mortgage lender. The non-critical repair reserve is used to cover estimated repairs on the properties typically within 12 months of closing on the HUD loans.
During 2021, the Company obtained a construction loan from an unaffiliated third-party lender. During the year ended December 31, 2024, the Company converted this construction loan to a HUD-insured mortgage. As of December 31, 2024 and 2023, this subsidiary had escrows related to debt service reserves, working capital escrows, and various other construction related escrows, in accordance with the terms of the loan agreement.
These reserve and escrow accounts are maintained under the control of the mortgage lender for the benefit of the applicable tenant and are generally held in an interest-bearing account with a federally insured financial institution.
NOTE 6.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	December 31,
	2024	2023
Buildings and improvements	$654,975	$372,554
Leasehold improvements	79,440	58,958
Furniture, fixtures, and other	107,896	64,750
Construction in process	23,952	50,937
Land	84,774	55,593
Finance lease right-of-use assets	145,262	40,536
	$1,096,299	$643,328
Less: accumulated depreciation and amortization	(105,719)	(65,800)
Property and equipment, net	$990,580	$577,528
The Company evaluated its long-lived assets and did not record any impairment charges for the years ended December 31, 2024, 2023, and 2022.
See Note 16, “Operation Expansions”, for information on expansions during the years ended December 31, 2024, 2023, and 2022.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 7.GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill consisted of the following:

Goodwill
Balance as of January 1, 2023	$55,221
Acquisitions	3,800
Balance as of December 31, 2023	$59,021
Acquisitions	1,770
Balance as of December 31, 2024	$60,791
There are no prior period accumulated goodwill impairment losses nor any goodwill impairment losses for the years ended December 31, 2024, 2023, and 2022.
As of the years ended December 31, 2024 and 2023, the Company's indefinite-lived intangible assets consisted of the following:

	December 31,
	2024	2023
Licenses	$6,270	$6,270
Total other indefinite-lived intangible assets	$6,270	$6,270
There are no prior period accumulated indefinite-lived intangible asset impairment losses nor any indefinite-lived intangible asset impairment losses for the years ended December 31, 2024, 2023, and 2022.
NOTE 8.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $66,258 and $0 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the insurance subsidiary deposits and investments include net unrealized gains of $384. Gains and losses on investments are recorded within other expense, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments in our combined/consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 9.INVESTMENT IN PARTNERSHIPS
As of December 31, 2024 and 2023, the Company held $37,167 and $12,362, respectively, in multiple equity investments, referred to as partnerships. These entities were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
On July 1, 2024 the Company invested $15,345 in the entity BRFS SNF Ventures V, LLC (BRFS) for a 50.0% ownership. As of December 31, 2024 this investment held three post-acute care facilities that were operated by non-affiliated operating entities. BRFS is a VIE, however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $15,528 on the Company’s combined/consolidated balance sheet as of December 31, 2024. On August 1, 2025, the Company took over the operations of these three post-acute care facilities.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
In connection with the Prestige acquisition described in Note 16, “Operation Expansions”, the Company invested $10,000 in the entity Next Saddle Investors, LLC (Saddle) for a 25.8% ownership interest. Saddle acquired the operations for all 53 facilities included in the acquisition, and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager to be a de facto agent to the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, the Saddle manager is the primary beneficiary and therefore the Company does not consolidate the entity and only accounts for its specific interest in the investment. As of December 31, 2024, the investment was $8,536 on the Company’s balance sheet.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,678 in an entity representing an ownership of 49.0%. Loss from the investment in all partnerships was $4,565, $391, and $346, for the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 10.CREDIT FACILITIES
On February 28, 2023, the Company entered into a working capital loan agreement (the Working Capital Loan) in connection with the acquisition of various new facilities. The Working Capital Loan allowed the Company to borrow up to $17,500 at an annual interest rate of 9%. On May 8, 2023, the Company drew on the Working Capital Loan in the amount of $15,000. As described below, the Working Capital Loan was repaid during the year and, as such, had a zero balance as of December 31, 2024 and 2023.
On June 30, 2023, the Company and certain of its subsidiaries entered into a credit agreement with Truist Bank (Truist) as administrative agent (Administrative Agent), and a syndicate of lenders (the 2023 Credit Agreement), that extended credit in the form of the revolving credit facility thereunder, (the 2023 Revolving Credit Facility), including letter of credit and swingline sub facilities and a term loan facility (Truist Term Loan), together referred to as the 2023 Credit Facility. The 2023 Credit Agreement provided for: (i) 2023 Revolving Credit Facility with revolving commitments in an aggregate principal amount of $150,000, including a letter of credit sub facility in an amount representing that portion of the aggregate revolving commitments that may be used by the borrower for the issuance of letters of credit in an aggregate face amount not to exceed $30,000 and a swingline loan sub facility in an aggregate principal amount at any time outstanding not to exceed $20,000 and (ii) the Truist Term Loan in an aggregate principal amount of $275,000.
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
In connection with executing the 2023 Credit Agreement, deferred financing costs associated with lines-of-credit and long-term debt, of $3,109, were written off, and additional deferred financing costs of $9,662 were capitalized during the year ended December 31, 2023. In addition, on the closing date of the 2023 Credit Agreement, the Company drew $75,000 on the 2023 Revolving Credit Facility and borrowed the entirety of the $275,000 Truist Term Loan. See Note 11, “Long-Term Debt”, for more details. The Company used approximately $142,000 of the net proceeds to repay certain outstanding indebtedness on prior lines of credit and the Working Capital Loan.
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
Outstanding borrowings under the Amended and Restated 2023 Credit Facility bear interest at the option of the Company equal to either (a) SOFR (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 3.25% per

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
annum; or (b) the Base Rate (which is defined consistent with the 2023 Credit Facility) plus a margin ranging from 1.25% to 2.25% per annum. The applicable margin is based on the Company’s debt to income ratio as calculated consistent with the 2023 Credit Facility. In addition, the Company will pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitments, depending on the same debt to income ratio.
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
On May 16, 2024, the Company entered into an amendment to the Amended and Restated 2023 Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated 2023 Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of the Company to the Amended and Restated 2023 Credit Facility, as further set forth therein. On November 14, 2024, the Company entered into another amendment to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for the delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, the Company entered into further amendments to the Amended and Restated 2023 Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment supplemented teh Amended and Restated Credit Agreement’s the financial covenants requiring the Company to maintain unrestricted cash and certain permitted investments of at least $100,000 until the Company delivers audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
The Company was in compliance with all such covenants and restrictions, as amended and allowable by forbearance, as of December 31, 2024.
The Company maintains the Amended and Restated 2023 Credit Facility as its single line-of-credit. At December 31, 2024, the total commitment limit continues to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. Due to the covenants and restrictions outlined above, the Amended and Restated 2023 Credit Facility has been classified as current on the Company’s balance sheet as of December 31, 2024. The balance outstanding on all applicable lines was $142,000 and $520,000 at December 31, 2024 and 2023, respectively. The Company had $13,923 in letters of credit outstanding as of December 31, 2024 and had no letters of credit outstanding as of December 31, 2023.
Net deferred financing fees on lines-of-credit were $11,886 and $14,906 as of December 31, 2024 and 2023, respectively. Expense recognized relating to deferred financing fees on lines-of-credit is included in interest expense and amounted to $3,020 and $889 for the years ended December 31, 2024 and 2023, respectively, and was immaterial for the year ended December 31, 2022.
On April 15, 2024, the Company completed an Initial Public Offering (IPO), as described in Note 19, “Capital Stock”, receiving initial net proceeds of $423,000. The Company used $370,000 of the net proceeds from the IPO, which represented 87.5% of the net proceeds from the IPO, to repay amounts outstanding under the Amended and Restated 2023 Credit Facility, and used the remaining amount for general corporate purposes to support the growth of the business. On September 9, 2024, the Company completed an underwritten public offering, as described in Note 19, “Capital Stock”, receiving initial net proceeds of $96,414. The Company used 100% of the net proceeds from the offering to repay amounts outstanding under the Amended and Restated 2023 Credit Facility.
NOTE 11.LONG-TERM DEBT
During the years ended December 31, 2024 and 2023, certain of the Company's subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68,345 and $88,809, respectively. Additionally, the Company converted a $22,463 construction loan to a HUD-insured mortgage loan as disclosed in Note 5, “Escrow Funds” during the year ended December 31, 2024. As a result, 13 of the Company's subsidiaries had mortgage loans insured with HUD in the aggregate amount of $252,913 as of December 31, 2024, of which $4,007 is classified as current and the remaining $248,906 is classified as non-current. As of December 31, 2023, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $166,181 of which $2,346 was classified as current and the remaining $163,835 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of December 31, 2024, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had eight other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of December 31, 2024, the Company had $16,997 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $10,845 is classified as current

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
and the remaining $6,152 is classified as non-current. As of December 31, 2023, the Company had $48,829 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $14,476 is classified as current and the remaining $34,353 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of December 31, 2024 and 2023. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $263,219, and $438,645 at December 31, 2024 and 2023, respectively.
Long-term debt consists of the following:

	December 31,
	2024	2023
HUD-insured mortgage loans	$252,913	$166,181
Other non-HUD mortgage loans and promissory notes	16,997	48,829
Less: current maturities	(14,852)	(16,822)
Less: deferred financing fees, net	(4,074)	(2,480)
Total	$250,984	$195,708
Long-term debt and line-of-credit maturities, excluding deferred financing fees, for the next five years and in the aggregate are as follows as of December 31, 2024:

	Long-Term Debt	Credit Facility	Total
2025	$14,852	$142,000	$156,852
2026	5,249	—	5,249
2027	9,356	—	9,356
2028	4,516	—	4,516
2029	4,702	—	4,702
Thereafter	231,235	—	231,235
Total	$269,910	$142,000	$411,910
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $95, $1,551, and $978 for the years ended December 31, 2024, 2023, and 2022, respectively.
As discussed in Note 10, “Credit Facilities”, on June 30, 2023, the Company borrowed under the Truist Term Loan in connection with the execution of the 2023 Credit Agreement. Under the Truist Term Loan, the Company borrowed $275,000. The Truist Term Loan had a maturity date of June 30, 2028. Upon closing of the Truist Term Loan, the Company paid off certain other mortgage loans and promissory notes in the aggregate amount of $224,802. The Truist Term Loan was repaid on December 7, 2023 in connection with the closing of the Amended and Restated 2023 Credit Facility and as such, had a zero balance as of December 31, 2024 and 2023.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 12.INCOME TAXES
The provision for income taxes for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

	December 31,
	2024	2023	2022
Current
Federal	$66,292	$38,242	$37,044
State	30,729	16,116	15,932
Total current provision	$97,021	$54,358	$52,976

Deferred
Federal	$(34,582)	$(6,641)	$3,345
State	(16,229)	(3,282)	228
Total deferred provision	$(50,811)	$(9,923)	$3,573
Total income tax provision	$46,210	$44,435	$56,549
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2024, 2023 and 2022, respectively, is as follows:

	December 31,
	2024	2023	2022
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes – net of federal benefit	7.0	6.5	6.3
Non-deductible expenses	18.5	0.9	0.4
Change in valuation allowance	(0.6)	1.3	—
Change to deferred taxes	1.0	(1.6)	—
Other Adjustments	(1.4)	—	(0.4)
Total effective tax rate	45.5%	28.1%	27.3%
The Company’s effective tax rate was 45.5% for the year ended December 31, 2024, compared to 28.1% for the same period in 2023 and 27.3% in 2022. The change in effective tax rate was primarily due to an increase non-deductible expenses, including non-deductible compensation in 2024.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Deferred tax assets (liabilities)
Accrued expenses	$28,275	$17,523
Allowance for doubtful accounts	21,737	8,247
Insurance	36,577	15,428
Intangible assets	4,931	4,073
Deferred compensation	2,097	1,202
Lease liability	826,397	573,227
Stock-based compensation	5,166	—
Total deferred tax assets	$925,180	$619,700
Valuation allowance	(991)	(2,107)
Total net deferred tax assets	$924,189	$617,593
Cash to accrual method change	—	(6,125)
Fixed assets	(53,106)	(36,838)
Prepaid expenses	(10,307)	(10,802)
Investment in partnership	(8,030)	(4,904)
Right of use asset	(805,552)	(555,766)
Other	(963)	(1,411)
Total deferred tax liabilities	$(877,958)	$(615,846)
Net deferred tax assets	$46,231	$1,747
As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $991 and $2,107, respectively, against its captive insurance dual consolidated loss deferred tax asset. This valuation allowance was established because it was more likely than not that the deferred tax asset will not be realized.
The Company is subject to U.S. federal income tax, as well as income tax in certain states in which it operates. The Company’s federal returns for tax years 2021 and forward are subject to examination, and state returns for tax years 2020 and forward are subject to examination. The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s balance of net deferred tax assets is included within other assets on the combined/consolidated balance sheets as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate the uncertain tax position to change materially within the next 12 months.
The Inflation Reduction Act 2022 (IRA), which incorporates a Corporate Alternative Minimum Tax (CAMT), was signed on August 16, 2022. The changes were effective for tax years beginning after December 31, 2022. The new tax requires companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The IRA does not have a material impact for the Company.
NOTE 13.LEASES
Operating Leases
The Company leases most of its skilled nursing and assisted living facilities, as well as its office space and certain vehicles and equipment, under various non-cancelable operating lease agreements. These operating leases expire at various dates throughout 2049.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by the Company and/or its stockholders.
For 35 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain. Options on three of the leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company is working with the landlord to resolve the disagreement.
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
In addition, for six of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $86,751 and can be exercised by the lessor through June 14, 2026 (the “Lessor Options”). For other finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a balance of $139,472 and $37,850 as of December 31, 2024 and 2023, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $21,177 and $942 as of December 31, 2024 and 2023, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $125,470 and $40,766 as of December 31, 2024 and 2023, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense
Rent - cost of services (1)	$284,953	$216,711	$160,003
General and administrative expense	2,435	941	542
Other variable lease costs (2)	31,480	26,399	21,252
Total operating lease expense	$318,868	$244,051	$181,797
Finance lease expense
Amortization of right-of-use assets	$3,327	$1,264	$1,230
Interest on lease liabilities	7,370	1,113	546
Total financing lease expense	$10,697	$2,377	$1,776
Total lease expense	$329,565	$246,428	$183,573
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $2,383, $2,745 and $964 for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s combined/consolidated statements of income.
The following table summarizes supplemental cash flow information related to leases:

	Year Ended December 31,
	2024	2023	2022
Operating cash paid for amounts included in the measurement of operating lease liabilities	$252,742	$194,925	$143,683
Operating cash paid for amounts included in the measurement of finance lease liabilities	7,370	1,113	546
Financing cash paid for amounts included in the measurement of finance lease liabilities	811	1,708	2,088
Operating lease right-of-use assets obtained in exchange for lease liabilities	1,326,598	805,866	99,843
Decrease in operating lease right-of-use assets and liabilities due to lease termination/modification	(141,382)	—	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	18,298	5,521	—
Decrease in finance lease right-of-use assets and liabilities due to lease termination/modification	(2,272)	—	—
Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term (years)
Operating leases	14	13	13
Finance leases	6	3	1
Weighted-average discount rate
Operating leases	6.4%	5.7%	5.1%
Finance leases	6.1%	7.2%	1.4%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of December 31, 2024 were as follows:

	Finance Leases	Operating Leases	Total
2025	$29,891	$321,827	$351,718
2026	92,513	325,826	418,339
2027	19,132	326,796	345,928
2028	1,949	330,348	332,297
2029	1,588	332,696	334,284
Thereafter	54,734	3,123,492	3,178,226
Total lease payments	$199,807	$4,760,985	$4,960,792
Less: present value discount	(53,160)	(1,688,980)	(1,742,140)
Present value of lease liabilities	$146,647	$3,072,005	$3,218,652
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Options.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the combined/consolidated statements of income.
NOTE 14.RETIREMENT PLANS
The Company has two 401(k) defined contribution plans for the benefit of all eligible union and non-union employees. Employees over the age of 18 may begin elective deferrals and become eligible for matching contributions after two months of service. Employer discretionary matching contributions may be up to 25% of the employee’s elective deferrals that do not exceed 4% of the employee’s compensation. Employees vest in matching contributions over four years in accordance with the vesting schedule set out in the plan documents.
On July 19, 2019, the Company adopted a non-qualified deferred compensation plan. The deferred compensation plan allows certain employees to receive supplemental retirement income payments through the deferral of base salary and bonus compensation. Eligible employees may elect to defer receipt of no less than twenty thousand dollars of base salary and bonus compensation for any plan year. Additionally, the Company may elect to make a discretionary matching contribution on behalf of the participant. Participants become fully vested in discretionary matching contributions after five years of continued employment from the date of the applicable matching contribution. Payment of vested balances will occur at future dates, as defined by the plan documents. Deferred compensation plan balances are recorded in other long-term liabilities on the combined/consolidated balance sheets and amounted to $7,794 and $4,379 at December 31, 2024 and 2023, respectively.
NOTE 15.RELATED PARTY TRANSACTIONS
On July 1, 2021, the Company entered into a Consulting and Strategic Advisory Services Agreement with Helios Consulting, LLC (Helios), a limited liability company owned by Jason Murray, the Company’s Chief Executive Officer and Chairman of its board of directors, and Mark Hancock, Executive Vice Chairman of its board of directors, (Helios Consulting Agreement) which automatically renewed for successive one-year terms. The Helios Consulting Agreement provided for a cash consulting fee of $4,000 annually, paid in monthly installments, for consulting and strategic advisory services provided to the Company by Helios. As of December 31, 2023, the Company terminated the Helios Consulting Agreement. For the years ended December 31, 2024, 2023, and 2022, the Company paid $0, $4,000, and $4,000 (inclusive of $150 paid to a subsidiary of Helios in 2023 and 2022), respectively.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 16.OPERATION EXPANSIONS
2024 Expansions
On September 1, 2024, for nominal consideration, the Company finalized the acquisition of operations for 32 skilled nursing and 21 assisted living and independent living facilities inclusive of 2,511 and 1,334 skilled nursing and assisted living beds, respectively. This acquisition from the former operator Prestige (Prestige acquisition), expanded the Company’s operations in eight states, five of which were new operating states. In connection with the Prestige acquisition, the Company invested $10,000 for a 25.8% interest in a newly formed entity, Saddle. This investment is recorded as an investment in partnership within other assets on the Company’s combined/consolidated balance sheets. Saddle acquired the operations for all 53 facilities included in the Prestige acquisition, and subsequently assigned them to the Company. Saddle acquired 37 properties from the sellers of the skilled nursing and assisted living and independent living facilities. The Company then leased these 37 properties from Saddle. The Company also assumed eight leases from the prior operator and negotiated new leases for the remaining eight facilities with unaffiliated third-party landlords. The Company has recorded the associated right-of-use assets and right-of-use liabilities for all 53 leases. This transaction was classified as a business combination in accordance with ASC 805.
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
Total fair value of the net assets acquired exceeds consideration transferred, resulting in a bargain purchase gain. The Company reassessed whether it correctly identified all of the assets acquired and all of the liabilities assumed prior to recognition of the gain, in accordance with ASC 805. This bargain purchase gain is recorded within other income (expense), net on the Company’s combined/consolidated statements of income.
The unaudited pro-forma results presented below include the effects of the Prestige acquisition as if it had been consummated as of January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to the Prestige acquisition which includes adjustments related to the Rent - cost of services expense. The unaudited pro forma

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of the acquired operations of the facilities. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the Prestige acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the Prestige acquisition been consummated as of January 1, 2022.

	Year Ended December 31,
	2024	2023	2022
Revenue	$4,367,701	$3,531,211	$2,798,435
Income before provision for income taxes	$106,809	$157,585	$210,783
For the year ended December 31, 2024, the acquired facilities contributed revenue of $180,905. For the year ended December 31, 2024, income before provision for income taxes related to the facilities was $5,681.
In addition to the Prestige acquisition, during the year ended December 31, 2024, the Company’s consolidated operations and real estate portfolio grew through a combination of long-term leases and real estate purchases. The Company acquired operations at 53 stand-alone skilled nursing, assisted living, and subacute facilities and 15 real estate purchases. Of the 15 real estate purchases, eight of the properties were acquired in conjunction with the operations of the associated facility. For the other seven acquired properties, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. These new operations added 6,414 and 174 operational skilled nursing beds and assisted living beds, respectively. The purpose of any such expansion, may include, without limitation, to expand the scope of the Company's operations, add additional team members with important skill sets, and/or realize synergies.
The aggregate purchase price for these expansions during the year ended December 31, 2024 was $283,844. The fair value of assets for the entities where real estate was acquired was concentrated in property and equipment amounting to $282,074. As such, these transactions were classified as asset acquisitions. The remaining aggregate purchase price for transactions during the year ended December 31, 2024 was concentrated in goodwill in the amount of $1,770. Such transactions were classified as business combinations. The Company expects 100% of the goodwill to be deductible for income tax purposes.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenants’ post-assumption rights and obligations under the long-term leases. The Company entered into separate agreements with the applicable prior operators as part of each transaction.
2023 Expansions
During the year ended December 31, 2023, the Company’s consolidated operations and real estate portfolio grew through a combination of long-term leases and real estate purchases. The Company acquired operations at 58 stand-alone skilled nursing, assisted living, and subacute facilities and six real estate purchases. Of the six real estate purchases, two of the properties were acquired in conjunction with the operations of the associated facility. For the other four acquired properties, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. These new operations added 6,744 and 484 operational skilled nursing and assisted living beds, respectively. The purpose of any such expansion, may include, without limitation, to expand the scope of the Company's operations, add team members with important skill sets, and/or realize synergies.
The aggregate purchase price for these expansions during the year ended December 31, 2023 was $129,174. The fair value of assets for the entities where real estate was acquired were concentrated in property and equipment amounting to $124,874. As such, these transactions were classified as asset acquisitions. The remaining aggregate purchase price for transactions during the year ended December 31, 2023 was concentrated in goodwill and other assets in the amount of $3,800 and $500, respectively. Such transactions were classified as business combinations. The Company expects 100% of the goodwill to be deductible for income tax purposes.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenants’ post-assumption rights and obligations under the long-term leases. The Company entered into separate agreements with the applicable prior operators as part of each transaction.
2022 Expansions
During the year ended December 31, 2022, the Company’s consolidated operations and real estate portfolio grew through a combination of long-term leases and real estate purchases. The Company acquired operations at nine stand-alone skilled nursing, assisted living, and subacute facilities and four real estate purchases. Of the four real estate purchases, two of the properties were acquired in conjunction with the operations of the associated facility. For the other two acquired properties, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. These new operations added 1,180 operational skilled nursing beds. The purpose of any such expansion, may include, without limitation, to expand the scope of the Company's operations, add team members with important skill sets, and/or realize synergies.
The aggregate purchase price for these expansions during the year ended December 31, 2022 was $55,374. The fair value of assets for the entities where real estate was acquired were concentrated in property and equipment and other assets, amounting to $46,500 and $378, respectively. As such, these transactions were classified as asset acquisitions. The remaining aggregate purchase price for transactions during the year ended December 31, 2022 was concentrated in goodwill in the amount of $8,496 and as such, the transactions were classified as business combinations. The Company expects 100% of the goodwill to be deductible for income tax purposes.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenants’ post-assumption rights and obligations under the long-term leases. The Company entered into separate agreements with the applicable prior operators as part of each transaction.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the years ended December 31, 2024, 2023, and 2022 and through the issuance of the combined/consolidated financial statements were not material operations to the Company individually or in the aggregate. Accordingly, other than as disclosed above, pro forma financial information is not presented. The additions have been included in the December 31, 2024 and 2023 combined/consolidated balance sheets of the Company, and the operating results have been included in the combined/consolidated statements of income of the Company since the date the Company gained effective control.
2025 Expansions and Divestitures
Subsequent to December 31, 2024, the Company’s operations and real estate portfolio expanded in four existing states with the addition of seven stand-alone facilities, five of which were acquired through long-term leases and two of which the Company had previously owned the real estate. These new facilities added 495 skilled nursing beds and 271 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $1,243.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring five properties associated with the Lessor Options for an aggregate purchase price of $79,351.
Subsequent to December 31, 2024, the Company also divested of one leased facility which included 120 skilled nursing beds.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 17.OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following:

	December 31,
	2024	2023
Current portion of finance lease liabilities	$21,177	$942
Other	121,171	69,007
Total other accrued expenses	$142,348	$69,949
NOTE 18.COMMITMENTS AND CONTINGENCIES
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
the first layer of coverage, generally ranging from $350 to $500 per claim, as well as an aggregate one-time deductible generally ranging from $4,975 to $6,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. For certain subsidiaries located in Colorado, Kansas and Pennsylvania, the Company has purchased third-party insurance coverage generally ranging from $500 to $1,000 per claim, as well as an aggregate policy limit generally ranging from $1,500 to $3,000. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an external actuary to assist management in estimating the expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Included as part of accrued self-insurance liabilities in the accompanying combined/consolidated balance sheets are PLGL self-insurance liabilities amounting to $216,534, and $162,976 as of December 31, 2024 and 2023, respectively, which includes $28,593 and $34,676, respectively, of estimated obligations that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of December 31, 2024 and 2023 include $76,650 and $43,083, respectively, that were related to unasserted claims. As of December 31, 2024, the Company recorded an asset for the estimated PLGL claims that will be covered by the unrelated insurer amounting to $4,861 and $23,732 within other receivables and other assets, respectively, and as of December 31, 2023, the Company recorded an asset for the estimated PLGL claims that will be covered by the unrelated insurer amounting to $5,895 and $28,781 within other receivables and other assets, respectively, as the PLGL claims and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
As part of the Plum acquisition in 2021, the Company assumed Plum’s workers’ compensation plan. Plum purchased an occurrence-based high deductible self-insured workers’ compensation policy whereby the Company is responsible for the first layer of coverage, generally ranging from $250 to $500 per claim. The estimated obligation recorded at December 31, 2024 and 2023 was $6,172, and $8,323, respectively. The Plum facilities were transferred onto the Company’s retrospective-rated premium workers’ compensation policy as of the acquisition date.
The following table represents activity in the Company’s PLGL self- insurance liabilities as of and for the years ended December 31, 2024 and 2023:

Amount
Balance January 1, 2023	$138,127
Current year expense	106,107
Claims paid	(73,385)
Change in obligations covered by unrelated insurer	(7,873)
Balance December 31, 2023	$162,976
Current year expense	147,061
Claims paid	(87,421)
Change in obligations covered by unrelated insurer	(6,082)
Balance December 31, 2024	$216,534
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 19.CAPITAL STOCK
The Reorganization on June 30, 2023 referred to in Note 1, “Organization and Nature of Business”, resulted in the Common Shares outstanding being converted from 600 shares of PGI to 20,000 shares of PACS Group (a 1 to 33.33 conversion ratio). On March 31, 2024, the Company’s board of directors approved a 1 to 6,436.1693 stock split of its issued and outstanding common stock, which was effective by amendment to the Company’s charter on April 1, 2024. As part of the amendment, the number of authorized shares of common stock was revised to 1,250,000,000 with the par value remaining at $0.001 per share, and the number of authorized shares of preferred stock was approved to be 50,000,000 with a par value of $0.001. All issued and outstanding common stock and per share amounts contained in the combined/consolidated financial statements have been retrospectively adjusted to give effect to the stock split for all periods presented.
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
As of December 31, 2024, the amount of issued and outstanding shares of common stock was 155,177,511. The Company has not issued any shares of preferred stock.
NOTE 20.COMPUTATION OF NET INCOME PER COMMON SHARE
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$55,344	$112,882	$150,496
Less: net (loss) income attributable to noncontrolling interest	(416)	8	—
Net income attributable to PACS Group, Inc.	$55,760	$112,874	$150,496
Denominator:
Weighted average common shares outstanding	146,663,371	128,723,386	128,723,386

Basic net income per common share	$0.38	$0.88	$1.17
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$55,344	$112,882	$150,496
Less: net (loss) income attributable to noncontrolling interest	(416)	8	—
Net income attributable to PACS Group, Inc.	$55,760	$112,874	$150,496
Denominator:
Weighted average common shares outstanding	146,663,371	128,723,386	128,723,386
Plus: effect of diluted shares	1,911,235	—	—
Adjusted weighted average common shares outstanding	148,574,606	128,723,386	128,723,386

Diluted net income per common share	$0.38	$0.88	$1.17
NOTE 21.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s combined/consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 Plan, which became effective on April 9, 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of December 31, 2024, the total number of shares available for issuance under the 2024 Plan was 1,580,986.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 ESPP, which became effective on April 9, 2024. The number of shares initially available for issuance pursuant to the 2024 ESPP was equal to the number of shares equal to 1% of the number of shares of common stock outstanding as of immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of December 31, 2024 the total number of shares available for issuance under the 2024 ESPP was 1,501,520 as there have been no shares issued under this plan.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted RSU awards to key executives and directors of 15,409,470 during the year ended December 31, 2024, and 0 shares during preceding years. For certain awards granted to key executives, the stock price used to determine the award fair value was the initial public offering price of $21.00 per share. Subsequent grants to non-employee directors used the market price on the date of respective grant to determine the award fair value. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years as the grantee meets the requisite service condition. Other awards granted vest over one year. The fair value per share of RSU awards granted during the year ended December 31, 2024 ranged from $21.00 to $24.85. The fair value per share includes awards to non-employee directors.
A summary of the status of the Company’s non-vested RSU awards for the year ended December 31, 2024 is presented below (there was no such activity prior to the approval of the 2024 Plan, including in 2023 and 2022):

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	15,409,470	21.00
Vested	(3,847,652)	21.00
Forfeited	—	—
Non-vested at December 31, 2024	11,561,818	$21.01
During the year ended December 31, 2024, the Company granted 18,891 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The fair value per share of these awards were $24.85 based on the market price on the grant date. Subsequent to December 31, 2024, the Company granted 1,962,425 RSU awards to employees from the 2024 Plan. The fair value per share of these awards were $13.72 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized during the year ended December 31, 2024 for the Company’s equity incentive plans was $115,544.
In future periods, the Company expects to recognize $208,127 in stock-based compensation expense for unvested RSU awards that were outstanding as of December 31, 2024. Future stock-based compensation expense will be recognized over 4.3 weighted average years for unvested RSU awards.
NOTE 22.RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024, the Company received information that indicated certain ancillary services, including respiratory, sensory integration and wound care ultrasound mist therapy, may not be eligible for reimbursement under Medicare Part B. The Company determined that due

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
to the underlying regulatory ambiguity those certain ancillary services revenue may be subject to significant reversal in the future. As such, the Company has concluded that such revenue should not be recognized until definitive conclusions regarding the eligibility of billing those certain ancillary services under Medicare Part B is permissible.
In accordance with ASC 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") No. 99 - Materiality, and SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded the unaudited Condensed Combined/Consolidated financial statements for the three months ended March 31, 2024, and the three and six months ended June 30, 2024 (the "Restatement Periods") required restatement.
The error has been corrected in the unaudited restated condensed combined/consolidated financial statements for the Restatement Periods, whereby the amount of ancillary services billable under Medicare Part B revenue at each relevant reporting date for those certain services has been recognized as a reduction to accounts receivable outstanding or as a refund liability, for cash received, with the corresponding impact of the resulting change as a decrease in the amount of revenue in the unaudited condensed combined/consolidated statements of income (loss) and comprehensive income (loss). As a result of the adjustments to revenue, additional financial statement lines were impacted by the restatement on the unaudited condensed combined/consolidated balance sheets and statements of income (loss) and comprehensive income (loss) for the Restatement Periods related to the associated claw-back of certain bonuses and any related tax impact of the adjustments. The financial statement line items impacted include the following:
•Accounts receivable, net
•Other assets
•Accrued payroll and benefits
•Refund liability
•Other liabilities
•Patient and resident service revenue
•General and administrative expense
In addition to matters that were the subject of the Audit Committee’s independent investigation, the Company determined that certain of its leases were incorrectly classified as operating leases instead of finance leases. The Company corrected this classification as part of the restatement.
The following tables present the unaudited condensed combined/consolidated balance sheets, statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as previously reported, the restatement adjustments and the unaudited condensed combined/consolidated balance sheets for the quarters ended March 31, 2024 and June 30, 2024 and the unaudited statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as adjusted for the quarter and year to date periods ended March 31, 2024 and June 30, 2024.
Restatement adjustments are reflected as follows:
•Related to Medicare Part B revenue are labeled “MPB”
•Related to lease classification are labeled “LEA”
In those cases where a financial statement line has been adjusted due to more than one category, a footnote reference detailing the categories has been added.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)

	March 31, 2024
	As Previously Reported	Restatement Adjustments	Category Reference	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$81,213	$—		$81,213
Accounts receivable, net	622,737	(10,938)	MPB	611,799
Other receivables	66,014	—		66,014
Prepaid expenses and other current assets	61,761	—		61,761
Total Current Assets	831,725	(10,938)		820,787
Property and equipment, net	660,157	6,745	LEA	666,902
Operating lease right-of-use assets	2,175,169	(1,614)	LEA	2,173,555
Insurance subsidiary deposits and investments	25,201	—		25,201
Escrow funds	21,456	—		21,456
Goodwill and other indefinite-lived assets	65,291	—		65,291
Other assets	87,329	—		87,329
Total Assets	$3,866,328	$(5,807)		$3,860,521

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$157,000	$—		$157,000
Accrued payroll and benefits	143,811	—		143,811
Current operating lease liabilities	113,617	(113)	LEA	113,504
Current maturities of long-term debt	16,837	—		16,837
Current portion of accrued self-insurance liabilities	29,210	—		29,210
Refund liability	—	3,947	MPB	3,947
Other accrued expenses	71,073	—		71,073
Total Current Liabilities	531,548	3,834		535,382
Long-term operating lease liabilities	2,123,865	(1,562)	LEA	2,122,303
Accrued benefits, less current portion	6,738	—		6,738
Lines of credit	537,000	—		537,000
Long-term debt, less current maturities, net of deferred financing fees	230,855	—		230,855
Accrued self-insurance liabilities, less current portion	154,892	—		154,892
Other liabilities	147,837	6,242	MPB, LEA(1)	154,079
Total Liabilities	$3,732,735	$8,514		$3,741,249
Commitments and contingencies
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock - 64,361,693,000 shares authorized, $0.001 par value, 128,723,386 shares issued and outstanding as of March 31, 2024	129	—		129
Accumulated other comprehensive income	201	—		201
Retained earnings	127,661	(14,321)		113,340
Total stockholders' equity	127,991	(14,321)		113,670
Noncontrolling interest in subsidiary	5,602	—		5,602
Total Equity	$133,593	$(14,321)		$119,272
Total Liabilities and Equity	$3,866,328	$(5,807)		$3,860,521
(1) MPB: $(1,035), LEA: $7,277

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)

	June 30, 2024
	As Previously Reported	Restatement Adjustments	Category Reference	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$73,374	$—		$73,374
Accounts receivable, net	610,577	(30,440)	MPB	580,137
Other receivables	50,396	—		50,396
Prepaid expenses and other current assets	66,301	(6,539)	LEA	59,762
Total Current Assets	800,648	(36,979)		763,669
Property and equipment, net	763,904	92,919	LEA	856,823
Operating lease right-of-use assets	2,112,914	(38,160)	LEA	2,074,754
Insurance subsidiary deposits and investments	35,476	—		35,476
Escrow funds	19,531	—		19,531
Goodwill and other indefinite-lived assets	65,291	—		65,291
Other assets	98,584	18,684	MPB, LEA(1)	117,268
Total Assets	$3,896,348	$36,464		$3,932,812

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$125,746	$—		$125,746
Accrued payroll and benefits	107,077	(7,706)	MPB	99,371
Current operating lease liabilities	113,278	(2,848)	LEA	110,430
Current maturities of long-term debt	15,745	—		15,745
Current portion of accrued self-insurance liabilities	31,252	—		31,252
Refund liability	—	30,586	MPB	30,586
Other accrued expenses	75,003	64	LEA	75,067
Total Current Liabilities	468,101	20,096		488,197
Long-term operating lease liabilities	2,068,585	(36,229)	LEA	2,032,356
Accrued benefits, less current portion	6,738	—		6,738
Lines of credit	248,000	—		248,000
Long-term debt, less current maturities, net of deferred financing fees	227,107	—		227,107
Accrued self-insurance liabilities, less current portion	172,111	—		172,111
Other liabilities	127,472	87,886	LEA	215,358
Total Liabilities	$3,318,114	$71,753		$3,389,867
Commitments and contingencies
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized, 152,399,733 shares issued and outstanding as of June 30, 2024	152	—		152
Additional paid-in capital	471,472	—		471,472
Retained earnings	100,504	(35,289)		65,215
Total stockholders' equity	572,128	(35,289)		536,839
Noncontrolling interest in subsidiary	6,106	—		6,106
Total Equity	$578,234	$(35,289)		$542,945
Total Liabilities and Equity	$3,896,348	$36,464		$3,932,812
(1) MPB: $18,635, LEA: $49

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	Category Reference	As Restated
Revenue
Patient and resident service revenue	$934,298	$(14,885)	MPB	$919,413
Additional funding	—	—		—
Other revenues	423	—		423
Total Revenue	$934,721	$(14,885)		$919,836
Operating Expenses
Cost of services	735,992	—		735,992
Rent - cost of services	63,961	(448)	LEA	63,513
General and administrative expense	46,906	—		46,906
Depreciation and amortization	7,902	214	LEA	8,116
Total Operating Expenses	$854,761	$(234)		$854,527
Operating Income	$79,960	$(14,651)		$65,309
Other (Expense) Income
Interest expense	(15,391)	(705)	LEA	(16,096)
Gain on lease termination	8,046	—		8,046
Other income, net	440	—		440
Total Other Expense, net	$(6,905)	$(705)		$(7,610)
Income before provision for income taxes	73,055	(15,356)		57,699
Provision for income taxes	(23,915)	1,035		(22,880)
Net Income	$49,140	$(14,321)		$34,819
Less:
Net income attributable to noncontrolling interest	2	—		2
Net income attributable to PACS Group, Inc.	$49,138	$(14,321)		$34,817

Net income per common share attributable to PACS Group, Inc.
Basic and diluted	$0.38	$(0.11)		$0.27
Weighted-average shares outstanding
Basic and diluted	128,723,386	—		128,723,386

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax	$201	$—		$201
Total other comprehensive income	201	—		201
Comprehensive income	$49,341	$(14,321)		$35,020
Less:
Comprehensive income attributable to noncontrolling interest	2	—		2
Comprehensive income attributable to PACS Group, Inc.	$49,339	$(14,321)		$35,018

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended June 30, 2024
	As Previously Reported	Restatement Adjustments	Category Reference	As Restated
Revenue
Patient and resident service revenue	$981,398	$(46,141)	MPB	$935,257
Additional funding	—	—		—
Other revenues	448	—		448
Total Revenue	$981,846	$(46,141)		$935,705
Operating Expenses
Cost of services	762,147	—		762,147
Rent - cost of services	65,833	(1,024)	LEA	64,809
General and administrative expense	144,380	(7,706)	MPB	136,674
Depreciation and amortization	8,776	478	LEA	9,254
Total Operating Expenses	$981,136	$(8,252)		$972,884
Operating Income (Loss)	$710	$(37,889)		$(37,179)
Other (Expense) Income
Interest expense	(9,187)	(728)	LEA	(9,915)
Gain on lease termination	—	—		—
Other expense, net	(3,905)	—		(3,905)
Total Other Expense, net	$(13,092)	$(728)		$(13,820)
(Loss) income before provision for income taxes	(12,382)	(38,617)		(50,999)
Benefit (provision) for income taxes	1,474	17,649		19,123
Net (Loss) Income	$(10,908)	$(20,968)		$(31,876)
Less:
Net income attributable to noncontrolling interest	2	—		2
Net (loss) income attributable to PACS Group, Inc.	$(10,910)	$(20,968)		$(31,878)

Net (loss) income per share attributable to PACS Group, Inc.
Basic	$(0.07)	$(0.14)		$(0.21)
Diluted	$(0.07)	$(0.14)		$(0.21)
Weighted-average common shares outstanding
Basic	149,463,655	—		149,463,655
Diluted	149,463,655	—		149,463,655

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax	$(201)	$—		$(201)
Total other comprehensive loss	(201)	—		(201)
Comprehensive (loss) income	$(11,109)	$(20,968)		$(32,077)
Less:
Comprehensive income attributable to noncontrolling interest	2	—		2
Comprehensive (loss) income attributable to PACS Group, Inc.	$(11,111)	$(20,968)		$(32,079)

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except for share and per share values)
	Six Months Ended June 30, 2024
	As Previously Reported	Restatement Adjustments	Category Reference	As Restated
Revenue
Patient and resident service revenue	$1,915,696	$(61,026)	MPB	$1,854,670
Additional funding	—	—		—
Other revenues	871	—		871
Total Revenue	$1,916,567	$(61,026)		$1,855,541
Operating Expenses
Cost of services	1,498,139	—		1,498,139
Rent - cost of services	129,794	(1,472)	LEA	128,322
General and administrative expense	191,286	(7,706)	MPB	183,580
Depreciation and amortization	16,678	692	LEA	17,370
Total Operating Expenses	$1,835,897	$(8,486)		$1,827,411
Operating Income (Loss)	$80,670	$(52,540)		$28,130
Other (Expense) Income
Interest expense	(24,578)	(1,433)	LEA	(26,011)
Gain on lease termination	8,046	—		8,046
Other expense, net	(3,465)	—		(3,465)
Total Other Expense, net	$(19,997)	$(1,433)		$(21,430)
(Loss) income before provision for income taxes	60,673	(53,973)		6,700
Benefit (provision) for income taxes	(22,441)	18,684		(3,757)
Net (Loss) Income	$38,232	$(35,289)		$2,943
Less:
Net income attributable to noncontrolling interest	4	—		4
Net (loss) income attributable to PACS Group, Inc.	$38,228	$(35,289)		$2,939

Net (loss) income per share attributable to PACS Group, Inc.
Basic	$0.27	$(0.25)		$0.02
Diluted	$0.27	$(0.25)		$0.02
Weighted-average common shares outstanding
Basic	139,093,520	—		139,093,520
Diluted	139,684,618	—		139,684,618

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax	$—	$—		$—
Total other comprehensive loss	—	—		—
Comprehensive (loss) income	$38,232	$(35,289)		$2,943
Less:
Comprehensive income attributable to noncontrolling interest	4	—		4
Comprehensive (loss) income attributable to PACS Group, Inc.	$38,228	$(35,289)		$2,939

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	$—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.(1)	—	—	—	49,138	—	—	49,138
Restatement Adjustments:
Net income attributable to PACS Group, Inc.(1)	—	—	—	(14,321)	—	—	(14,321)
Balance March 31, 2024 (as restated)	128,723,386	$129	$—	$113,340	$5,602	$201	$119,272
Contributions	—	—	—	—	502	—	502
Issuance of common stock	21,428,572	21	414,136	—	—	—	414,157
Employee stock-based compensation	3,847,652	4	90,932	—	—	—	90,936
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,596)	—	—	—	(33,598)
Dividends on common stock ($0.1066 per share)	—	—	—	(16,247)	—	—	(16,247)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net loss attributable to PACS Group, Inc.(2)	—	—	—	(10,910)	—	—	(10,910)
Restatement Adjustments:
Net loss attributable to PACS Group, Inc.(2)	—	—	—	(20,968)	—	—	(20,968)
Balance June 30, 2024 (as restated)	152,399,733	$152	$471,472	$65,215	$6,106	$—	$542,945
(1) Restated net income attributable to PACS Group, Inc. for the three months ended March 31, 2024 is the sum of the previously reported $49,138 and the restatement adjustment of $(14,321): $34,817
(2) Restated net loss attributable to PACS Group, Inc. for the three months ended June 30, 2024 is the sum of the previously reported $(10,910) and the restatement adjustment of $(20,968): $(31,878)

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$49,140	$(14,321)	$34,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,902	214	8,116
Amortization and write-off of deferred financing fees	775	—	775
Loss on disposition of property and equipment	343	—	343
Gain on investment in partnership	(120)	—	(120)
Deferred taxes	4,985	(1,035)	3,950
Noncash lease expense	7,262	(399)	6,863
Change in operating assets and liabilities
Accounts receivable, net	(74,930)	10,938	(63,992)
Other receivables	(13,755)	—	(13,755)
Prepaid expenses and other current assets	(5,009)	—	(5,009)
Other assets	(1,802)	—	(1,802)
Escrow funds	(5,807)	—	(5,807)
Operating lease obligations	(8,572)	338	(8,234)
Accounts payable	13,938	—	13,938
Accrued payroll and benefits	51,577	—	51,577
Accrued self-insurance liabilities	10,399	—	10,399
Refund liability	—	3,947	3,947
Other accrued expenses	1,340	(36)	1,304
Other liabilities	21,121	318	21,439
NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,787	$(36)	$58,751

Cash flows from investing activities
Investment in partnership	$(5,081)	$—	$(5,081)
Non-operating distributions from investment in partnership	673	—	673
Purchase of investments	(25,000)	—	(25,000)
Acquisition of facilities	(78,500)	—	(78,500)
Purchase of property and equipment	(10,761)	—	(10,761)
NET CASH USED IN INVESTING ACTIVITIES	$(118,669)	$—	$(118,669)

Cash flows from financing activities
Borrowing on lines-of-credit, net of deferred financing fees	117,000	—	117,000
Payments on lines-of-credit	(100,000)	—	(100,000)
Dividends on common stock	(17,474)	—	(17,474)
Borrowings of long-term debt, net of deferred financing fees	39,786	—	39,786
Payments on long-term debt	(4,859)	36	(4,823)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$34,453	$36	$34,489

Net change in cash	(25,429)	—	(25,429)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	—	118,704
Cash, cash equivalents, and restricted cash - end of period	$93,275	$—	$93,275

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,638	$705	$16,343
Income taxes	$—	$—	$—

Non-cash financing and investing activity
Accrued capital expenditures	$4,112	$—	$4,112
Assets acquired in operation expansions in exchange for notes payable	$—	$—	$—
Assets acquired in operation expansions through settlement of notes receivable	$500	$—	$500

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended June 30, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income	$38,232	$(35,289)	$2,943
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,678	692	17,370
Amortization and write-off of deferred financing fees	1,551	—	1,551
Stock-based compensation	90,936	—	90,936
Loss on disposition of property and equipment	343	—	343
Loss on investment in partnership	4,288	—	4,288
Gain on other investments	(476)	—	(476)
Deferred taxes	(15,969)	(18,684)	(34,653)
Noncash lease expense	15,185	(582)	14,603
Change in operating assets and liabilities
Accounts receivable, net	(62,770)	30,440	(32,330)
Other receivables	1,863	—	1,863
Prepaid expenses and other current assets	(18,286)	6,539	(11,747)
Other assets	(1,021)	—	(1,021)
Escrow funds	(3,882)	—	(3,882)
Operating lease obligations	(9,859)	(335)	(10,194)
Accounts payable	(17,203)	—	(17,203)
Accrued payroll and benefits	14,843	(7,706)	7,137
Accrued self-insurance liabilities	29,660	—	29,660
Refund liability	—	30,586	30,586
Other accrued expenses	5,492	(12)	5,480
Other liabilities	3,995	(5,726)	(1,731)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$93,600	$(77)	$93,523

Cash flows from investing activities
Investment in partnership	$(5,081)	$—	$(5,081)
Non-operating distributions from investment in partnership	1,190	—	1,190
Purchase of investments	(35,000)	—	(35,000)
Acquisition of facilities	(174,650)	—	(174,650)
Purchase of property and equipment	(26,093)	—	(26,093)
Cash proceeds from the sale of assets	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	$(239,634)	$—	$(239,634)

Cash flows from financing activities
Borrowing on lines-of-credit, net of deferred financing fees	$288,000	$—	$288,000
Payments on lines-of-credit	(560,000)	—	(560,000)
Dividends on common stock	(33,721)	—	(33,721)
Contributions from noncontrolling interest	502	—	502
Borrowings of long-term debt, net of deferred financing fees	39,757	—	39,757
Payments on long-term debt	(9,913)	77	(9,836)
Proceeds from initial public offering, net of issuance costs	414,157	—	414,157
Taxes paid related to net share settlement of stock-based compensation awards	(33,598)	—	(33,598)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$105,184	$77	$105,261

Net change in cash	(40,850)	—	(40,850)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	—	118,704
Cash, cash equivalents, and restricted cash - end of period	$77,854	$—	$77,854

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,550	$1,433	$26,983
Income taxes	$43,455	$—	$43,455

Non-cash financing and investing activity
Accrued capital expenditures	$5,154	$—	$5,154
Assets acquired in operation expansions in exchange for notes payable	$—	$—	$—
Assets acquired in operation expansions through settlement of notes receivable	$500	$—	$500
NOTE 23.SUBSEQUENT EVENTS
On November 19, 2025, the Audit Committee of the Company’s Board of Directors concluded an independent investigation that was initially disclosed in a press release issued on November 6, 2024, furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2024.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, due to the material weaknesses described below.
Considering the material weaknesses described below, management performed additional analysis and other procedures to ensure that our combined/consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the combined/consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
These material weaknesses led to errors in our previously issued interim condensed combined/consolidated financial statements for the three months ended March 31, 2024 and the three and six months ended June 30, 2024 (the “Prior Financial Statements”). As a result, we restated the Prior Financial Statements and included the restated financial statements in Part II, Item 8, of this Annual Report at Note 22 to our combined/consolidated financial statements for the year ended December 31, 2024.

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
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers.
The following table presents information concerning our executive officers as of the date hereof.

Name	Age	Position(s)
Jason Murray	46	Director, Chairman and Chief Executive Officer
Mark Hancock	50	Director, Executive Vice Chairman and Interim Chief Financial Officer
Joshua Jergensen	41	President and Chief Operating Officer
John Mitchell	50	Chief Legal Officer and Secretary
Michelle Lewis	49	Chief Accounting Officer
The following are brief biographies describing the backgrounds of our executive officers.
Jason Murray has served as our Chief Executive Officer and a member of our board of directors since January 2013 and has served as Chairman since January 2024. Mr. Murray co‑founded our company and has worked in the post‑acute sector for more than 20 years. Prior to our founding, Mr. Murray was an Operations Officer for Intermountain Healthcare, Inc. a non‑profit healthcare system, from June 2011 to January 2013 where he was the interim Chief Executive Officer of Park City Medical Center from June 2012 to October 2012. From February 2009 to June 2011, Mr. Murray served as a nursing home administrator with Plum Healthcare Group, a skilled nursing facility operator. Mr. Murray received a B.A. in Healthcare Administration and a Master of Healthcare Administration from Weber State University. We believe Mr. Murray is qualified to serve on our board of directors because of his business acumen, executive leadership and extensive knowledge of our business.
Mark Hancock has served as our Interim Chief Financial Officer since September 2025, Executive Vice Chairman since January 2024 and a member of our board of directors since January 2013 and previously served as our Chief Financial Officer and Secretary from January 2013 to January 2024. Mr. Hancock is also a co‑founder of our company. Prior to our founding, Mr. Hancock was Vice President of Finance and Treasurer of Farm Credit Mid‑America, a financial services provider, from 2010 to 2013 and served as a nursing home administrator at a facility affiliated with Plum Healthcare Group, a skilled nursing facility operator, from 2009 to 2010. From 2007 to 2009, Mr. Hancock was the Director of Corporate Finance for Steel Technologies Inc., a publicly traded steel processor, and served as a Finance Manager for Ford Motor Company, a publicly traded multinational automobile manufacturer, from 2000 to 2007. Mr. Hancock received a B.S. in Civil Engineering and a Master of Business Administration with a focus in Finance from Brigham Young University. We believe Mr. Hancock is qualified to serve on our board of directors because of his extensive leadership experience, financial expertise and strong understanding of our business.
Joshua Jergensen has served as our President and Chief Operating Officer since January 2023. Prior to that, Mr. Jergensen served as our Executive Vice President of Operations from July 2014 to January 2023. From October 2009 to July 2014, Mr. Jergensen was a nursing home administrator at Balboa Nursing and Rehabilitation Center, one of our affiliated skilled nursing facilities. Mr. Jergensen received a B.S. in Business Management with an emphasis in Finance from Brigham Young University and a Master of Healthcare Administration from the University of Southern California.
John Mitchell has served as our Chief Legal Officer since January 2023. Prior to that, Mr. Mitchell served as our Executive Vice President and General Counsel since joining our company in January 2017. From April 2016 to November 2016, Mr. Mitchell served as Vice President, Legal at HCP, a publicly traded REIT. Prior to that, Mr. Mitchell was Senior Vice President of Legal Affairs and Chief Compliance Officer of Skilled Healthcare Group, Inc., a publicly traded provider of post‑acute healthcare services, from January 2011 to May 2015. Mr. Mitchell received a B.A. in History and a J.D. from Brigham Young University.
Michelle Lewis has served as our Chief Accounting Officer since January 2023. Prior to that, Ms. Lewis served in various roles of increasing responsibility, including as our Controller, since joining our company in July 2018. Prior to that, Ms. Lewis owned and operated Michelle Lewis Accounting Services, PLLC, a certified public accounting firm, and also provided controller functions at a privately held healthcare organization, from January 2008 to May 2015. Ms. Lewis received a B.S. in Business Administration from the California State University, East Bay.
Information about our Directors
The following table presents information concerning our board of directors as of the date hereof. The biographies of Jason Murray and Mark Hancock are set forth under the section above “—Information about our Executve Officers.”

Name	Age	Position(s)
Evelyn Dilsaver	69	Director
Taylor Leavitt	48	Director
Jacqueline Millard	64	Director
The following are brief biographies describing the backgrounds of our directors.
Evelyn Dilsaver has served as a member of our board of directors since May 2024. Ms. Dilsaver has served on the board of directors of Tempur Sealy International, Inc., since 2014, QuidelOrtho Corporation, since 2022, and HealthEquity, Inc. since 2014. In the past five years, Ms. Dilsaver has also served as a director of Aéropostale Inc., HighMark Funds, Russell Exchange Traded Funds, Longs Drug Stores Corp. and Tamalpais Bancorp. She is also a member of the board of directors of a privately held corporation and real estate investment trust. Ms. Dilsaver was formerly a member of The Charles Schwab Corporation from 1991 until her retirement in 2007. During her tenure at The Charles Schwab Corporation, Ms. Dilsaver held various senior management positions within the organization, including Executive Vice President (The Charles Schwab Corporation) and President and Chief Executive Officer (Charles Schwab Investment Management). Prior to becoming President and Chief Executive Officer of Charles Schwab Investment Management, a position she held from 2003 to 2007, Ms. Dilsaver held the position of Senior Vice President, Asset Management Products and Services. Ms. Dilsaver holds a B.S. in Accounting from California State University, East Bay, and is a Certified Public Accountant. We believe that Ms. Dilsaver’s extensive financial industry experience and public company board experience qualifies her to serve as a member of our board of directors.
Taylor Leavitt has served as a member of our board of directors since July 2023. Mr. Leavitt owns and has served as the Chief Executive Officer and Managing Partner of Leavitt Equity Partners, a healthcare‑focused private equity firm, since August 2014. Mr. Leavitt currently serves on the board of directors of several private entities that provide healthcare services. Previously, Mr. Leavitt was a co‑founder and Partner of Leavitt Partners, a healthcare strategy consulting firm, from June 2009 to December 2020. Mr. Leavitt received a B.S. in Finance and Economics from Utah State University and a Master of Business Administration from the UCLA Anderson School of Management. We believe Mr. Leavitt is qualified to serve on our board of directors because of his strong business acumen and extensive experience in finance and investing.
Jacqueline Millard has served as a member of our board of directors since July 2023. Since January 2021, Ms. Millard has owned and operated a private investment advisory firm. Previously, Ms. Millard was the Vice President and Chief Investment Officer of Intermountain Healthcare, Inc., a non‑profit healthcare system, from June 1993 to January 2021. She also has over 20 years of experience serving on other non-profit company boards, as an advisory board member to private equity firms, and serving as an investment committee member for family offices. Ms. Millard received a B.S. in Finance from Weber State University and a Master of Business Administration from Westminster College. We believe Ms. Millard is qualified to serve on our board of directors because of her extensive financial and leadership experience.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Governance Documents
We believe that good corporate governance is important to ensure that we are managed for the long‑term benefit of our stockholders. Our nominating and corporate governance committee periodically reviews and reassesses our Corporate Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our Investor Relations website, https://ir.pacs.com/, under the “Governance” section, or by writing to our Secretary at our offices at 262 N. University Avenue, Farmington, Utah 84025. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024 other than one Form 4 reporting one transaction for Jacqueline Millard.
Board Composition
Our Board of Directors currently consists of five members: Evelyn Dilsaver, Mark Hancock, Taylor Leavitt, Jacqueline Millard, and Jason Murray. As set forth in our Amended and Restated Charter, the Board is currently divided into three classes with staggered, three‑year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Amended and Restated Charter and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board (provided that such number shall not be less than the aggregate number of directors that the parties to the Stockholders Agreement are entitled to designate from time to time). Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of the directors. The division of our Board into three classes with staggered three‑year terms may delay or prevent a change of our management or a change in control of our Company.
Audit Committee
Our Audit Committee consists of Evelyn Dilsaver, Taylor Leavitt, and Jacqueline Millard, with Ms. Millard serving as chair. Our board of directors has affirmatively determined that Ms. Millard, Mr. Leavitt and Ms. Dilsaver each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A‑3 and the New York Stock Exchange rules. Each member of our Audit Committee meets the financial literacy requirements of the New York Stock Exchange listing standards. In addition, our board of directors has determined that Ms. Millard will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S‑K.
Our Audit Committee is responsible for, among other things:
•appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•approving all audit and permissible non‑audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;
•reviewing our policies on risk assessment and risk strategy and management, including risk policies and risk mitigation strategies by management;
•reviewing related party transactions; and

•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters.
Compensation Committee
Our Compensation Committee consists of Evelyn Dilsaver, Taylor Leavitt, and Jacqueline Millard, with Mr. Leavitt serving as chair. Our board has determined that Mr. Leavitt, Ms. Millard and Ms. Dilsaver are “non‑employee directors” as defined in Section 16b‑3 of the Exchange Act. The composition of our compensation committee meets the New York Stock Exchange requirements for independence under the current listing standards and SEC rules and regulations.
Our Compensation Committee is responsible for, among other things:
•reviewing and approving, or recommending that our board of directors approve, the compensation of our Chief Executive Officer, Executive Vice Chairman and other executive officers;
•appointing and overseeing any compensation consultants;
•reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity‑based plans;
•reviewing and making recommendations to our board of directors with respect to director compensation;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent then required by SEC rules; and
•preparing the compensation committee report if and to the extent then required by SEC rules.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Evelyn Dilsaver, Taylor Leavitt, and Jacqueline Millard, with Ms. Dilsaver serving as chair. The composition of our nominating and corporate governance committee meets the New York Stock Exchange requirements for independence under the current listing standards and SEC rules and regulations.
Our Nominating and Corporate Governance Committee is responsible for, among other things:
•identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•reviewing and making recommendations to our board with respect to management succession planning;
•evaluating the overall effectiveness of our board of directors and its committees; and
•reviewing developments in corporate governance compliance and developing and recommending to our board of directors a set of corporate governance guidelines and principles.
Code of Conduct and Business Ethics
We have a written Code of Conduct and Business Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Conduct and Business Ethics on our website, https://ir.pacs.com/, in the “Governance Documents” section under “Governance”. In addition, we intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Conduct and Business Ethics.

Board Leadership Structure and Role in Risk Oversight
Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Currently, the roles are combined, with Jason Murray serving as Chairman of the Board and Chief Executive Officer. In addition, Mark Hancock serves as Vice Chairman and Chief Financial Officer. The primary responsibilities of our Chairman of the Board include helping to develop board meeting schedules and agendas; working with other directors to provide the senior leadership feedback on the quality, quantity and timeliness of the information provided to the Board; presiding over Board meetings; representing the Board in communications with stockholders; providing input on the structure and design of the Board; and performing other duties as the Board may determine from time to time. Our Board has determined that combining the roles of Chairman of the Board and Chief Executive Officer is best for our Company and its stockholders at this time because it promotes unified leadership by Mr. Murray given his deep knowledge of our business and strategy and ability to draw on that experience in order to provide the Board leadership to focus its discussions, review and oversight of the Company’s strategy, business and operating and financial performance and allows for a single, clear focus for management to execute such strategy, business and operating and financial performance goals. Our Board is comprised of individuals with extensive experience in finance, the payments industry and public company management. For these reasons and because of the strong leadership of Mr. Murray, our Board has concluded that our current leadership structure is appropriate at this time.
However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate. The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide robust oversight of management. The Board believes that, given the dynamic and competitive environment in which we operate, the optimal board leadership structure may vary as circumstances warrant. The Board periodically reviews its leadership structure to determine whether it continues to best serve the Company and its stockholders. From time to time, the Company proactively engages with stockholders throughout the year to learn their perspectives on significant issues, and intends to continue to do so, including with respect to gathering stockholder perspectives on the Board’s leadership structure. Our Corporate Governance Guidelines provide that whenever the Chairman of the Board is also a member of management or is a director that does not otherwise qualify as an independent director, the independent directors may in their discretion elect a lead independent director whose responsibilities include, but are not limited to, presiding over all meetings of the Board at which the Chairman of the Board is not present, including any executive sessions of the independent directors; approving Board meeting schedules and agendas; and acting as the liaison between the independent directors and the Chairman of the Board, as appropriate. Mr. Leavitt is our lead independent director.
Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day‑to‑day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board of Directors at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.
Our Board of Directors is responsible for overseeing our risk management process. Our Board of Directors focuses on our general risk management strategy and the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Audit Committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management and overseeing the management of the Company’s financial risks and information technology risks, including cybersecurity and data privacy risks. The Committee is also responsible for discussing with management the steps management has taken to monitor and control these risks. Our Nominating and Corporate Governance oversees risks associated with environmental and social matters. Our Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. Each of our Committees typically reports to the full Board at each quarterly Board meeting and also as appropriate on its risk oversight activities and on any matter that rises to the level of a material or enterprise level of risk. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Insider Trading Policy and Procedures
We have adopted an insider trading policy and procedures that govern the purchase, sale and/or other disposition of the Company’s securities by our directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. In addition, with regard to any trading by the Company in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of the compensation awarded to or earned by our “named executive officers,” including the elements of our compensation program for our named executive officers, material compensation decisions made under that program for fiscal 2024 and the material factors considered in making those decisions. Although the SEC rules only require compensation disclosure for our “named executive officers” (which would include each person listed below except for Mark Hancock), we believe that it is important for our shareholders to understand the compensation arrangements for each of our co-founders, including Mr. Hancock. Unless otherwise noted, as used in this Annual Report on Form 10-K, the term “named executive officer” will refer to the following individuals:
•Jason Murray, Director, Co‑Founder, Chief Executive Officer and Chairman;
•Mark Hancock, Director, Co‑Founder, Executive Vice Chairman;
•Derick Apt, Chief Financial Officer;
•Josh Jergensen, President and Chief Operating Officer;
•John Mitchell, Chief Legal Officer and Secretary; and
•Peter (P.J.) Sanford, President of Providence Administrative Consulting Services, Inc.
The positions list above reflect the executives’ positions in 2024. Effective January 1, 2024, Mark Hancock resigned as our Chief Financial Officer and Secretary and was appointed as our Executive Vice Chairman. In connection with Mr. Hancock’s resignation as Chief Financial Officer, Derick Apt, previously our EVP, Chief Investment Officer and Treasurer, was appointed as our Chief Financial Officer. P.J. Sanford separated from the Company and stepped down as our President of Providence Administrative Consulting Services, Inc. and Mr. Apt separated from the Company and stepped down as our Chief Financial Officer, in August 2025 and September 2025, respectively. Mark Hancock was appointed to serve as our Interim Chief Financial Officer in September 2025.
2024 Compensation Key Developments
Key compensation decisions for 2024 included the following:
•Base Salaries. In connection with the completion of our IPO in April 2024, the 2024 base salaries for our named executive officers were adjusted to better align the executive’s base salary with similar positions in our peer group.
•Management Bonus Program. In 2024, after our IPO, we adopted a management bonus program (the “2024 Management Bonus Program”) which established a bonus pool based on a percentage of the Company’s Adjusted EBITDA for the 2024 fiscal year, with each named executive officer’s target payout based on a percentage of the bonus pool. Bonuses were further adjusted based on the achievement of guidance and quality metrics. For additional information about these bonuses, see “—Elements of Compensation—2024 Bonuses” below.
•Equity-Based Long-Term Incentives. Prior to our IPO, we did not grant equity awards. In 2024, we transitioned to granting equity awards to our executive officers, including our named executive officers, which we believe aligns with market practice, aligns the interest of executives with those of stockholders and drives retention of our executive officers through long-term vesting. As part of this transition, in April 2024, we granted restricted stock unit (RSU) awards to each of our named executive officers, which vest over a five-year period, subject to continued service through the applicable vesting date. For additional information about these awards, see “—Elements of Compensation—Equity Compensation” below.
•Severance Plan. We also did not maintain any severance arrangements prior to our IPO. In 2024, we adopted a market standard severance plan that provides our executive officers with severance payments and benefits in connection with a qualifying involuntary termination of employment. These severance arrangements are designed to retain certain of our executives in these key positions as we compete for talented executives in the marketplace where such protections are commonly offered. For additional information about the severance plan, see the section titled “Potential Payments Upon Termination or Change in Control” below.
Compensation Governance and Best Practices
We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do		What We Do Not Do
✓	Emphasize performance-based, at risk compensation.	X	Do not provide significant perquisites.
✓	Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	X	Do not provide tax gross-ups in connection with severance and/or change in control payments.
✓	Weight the overall pay mix towards incentive compensation for senior executives.	X	Do not have defined benefit pension plans or supplemental executive retirement plans.
✓	Maintain a clawback policy for recovery of erroneously awarded incentive compensation from executive officers.	X	Do not allow hedging or pledging of stock.
		X	Do not pay dividends on unvested shares.

Executive Compensation Philosophy and Objectives
We believe that for us to be successful we must hire and retain people who can continue to develop our strategy and innovate our services. To achieve these objectives, our executive compensation program has been designed to motivate, reward, attract and retain high caliber management and to align compensation with our short‑ and long‑term business objectives, business strategy and financial performance.
Our compensation programs for our named executive officers are built to support the following objectives:
•attract the top talent in our leadership positions and motivate our executives to deliver the highest level of individual and team impact and results; and
•reward high levels of performance with commensurate levels of compensation.
Determination of Compensation
Prior to the completion of our IPO in April 2024, our board of directors was responsible for overseeing all aspects of our executive compensation programs, including executive salaries, performance-based incentives and any executive perquisites for our named executive officers. Our board of directors had the authority to engage its own advisors to assist in carrying out its responsibilities. For fiscal 2024, in preparation for our IPO, management engaged Pearl Meyer, an outside compensation advisor, for purposes of setting executive or director compensation. With respect to the portion of the 2024 fiscal year prior to the completion of our IPO in April 2024, Messrs. Murray and Hancock were the sole members of our board of directors at the time our 2024 compensation program was established. No other executive officer participated directly in the final deliberations or determinations regarding his own compensation package.
Role of Compensation Committee
Following the completion of our IPO, our compensation committee administers the executive compensation program for our executive officers.
The compensation committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time. The compensation committee may also delegate to an officer the authority to grant equity awards to certain employees, as further described in its charter and subject to the terms of our equity plans.
In setting executive compensation, the compensation committee will consider a number of factors, including the recommendations of our Chief Executive Officer and Executive Vice Chairman (other than with respect to the Chief Executive Officer or Executive Vice Chairman’s own compensation) and our human resources team, current and past total compensation, competitive market data and analysis provided by the compensation committee’s independent compensation consultant, equity dilution and burn rate, retention needs, Company performance and each executive’s impact on performance, relative scope of responsibility, individual performance, potential and demonstrated leadership, and internal equity pay considerations. The recommendations of our Chief Executive Officer and Executive Vice Chairman are based on each executive’s evaluation of each other executive officer’s individual performance and contributions, of which our Chief Executive Officer and Executive Vice Chairman have direct knowledge.
Role of Compensation Consultant
In September 2023, in connection with our IPO, our Chief Executive Officer and Executive Vice Chairman, who were the only members of our board of directors at such time, engaged Pearl Meyer on behalf of Company management to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives, and provide guidance in administering our executive compensation program and selecting our compensation peer group composition. Pearl Meyer did not provide any other services to the Company in 2024 for which the amount exceeds $120,000.
Our board of directors reviewed benchmarking information provided by Pearl Meyer that was representative of a group of similarly situated peer companies. Recognizing that we have few direct competitors, we aimed to select peers that meet some or all of the following criteria:
•Similar in size, primarily revenue and Adjusted EBITDA
•Similar headcount and number of facilities
•Operating in healthcare facilities and healthcare services industries
With these criteria in mind, we decided to refer to the following 11 companies to review our executive compensation program designs and pay levels for 2024:

Acadia Healthcare Company, Inc.	Brookdale Senior Living	LHC Group
Addus HomeCare Corporation	Chemed	National HealthCare
Amedisys	Encompass Health	Oak Street Health
ATI Physical Therapy	Ensign Group
In making compensation decisions for the named executive officers, the board of directors reviewed the analysis of data derived from members of our peer group and also utilized survey data provided by Pearl Meyer. For 2024, the board of directors used these analyses to help ensure that our executive compensation program is competitive, by considering market data and using comparable positions at companies with which we compete for talent as a reference point for individual compensation decisions. While our board of directors did not establish compensation levels solely based on a review of competitive data or benchmark to any particular level, it believed such data is a useful tool in its deliberations as our compensation policies and practices must be competitive in the marketplace for us to be able to attract, motivate and retain qualified executive officers.

Elements of Our Executive Compensation Program
The primary elements of our named executive officers’ compensation and the main objectives of each are:
•Base Salary: Base salary attracts and retains talented executives, recognizes individual roles and responsibilities and provides stable income.
•Performance‑Based Bonuses: Performance‑based bonuses promote short‑term performance objectives and reward executives for their contributions toward achieving those objectives.
•Equity-Based Long-Term Incentive Compensation: Equity compensation, provided in the form of RSUs, aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial performance and helps retain executive talent.
•Other Benefits and Perquisites: In addition, our named executive officers are eligible to participate in our health and welfare programs and our retirement programs. We also provide certain perquisites which aid in attracting and retaining executive talent.
Each of these elements of compensation are described further below.
Base Salaries
The base salary of each named executive officer is an important part of the officer’s total compensation package, and is intended to reflect the officer’s respective position, duties and responsibilities. Base salaries provide our named executive officers with a reasonable degree of financial certainty and stability. Prior to the closing of our IPO in April 2024, the base salaries of our named executive officers were $5,000,000 for each of Messrs. Murray and Hancock, $400,000 for Mr. Apt and $200,000 for each of Messrs. Jergensen, Mitchell, and Sanford. Effective as of April 11, 2024, the base salaries of Messrs. Murray, Hancock and Jergensen were changed to $500,000 and the base salaries for Messrs. Mitchell and Sanford were increased to $400,000. The actual base salaries paid to all of our named executive officers with respect to fiscal 2024 are set forth in the “2024 Summary Compensation Table” below.
2024 Bonuses
In addition to base salaries, our named executive officers are eligible to receive performance‑based cash bonuses, which are designed to provide appropriate incentives by aligning compensation with financial and operational achievements, and incentivizing our named executive officers and other bonus-eligible employees to drive operating performance that is aligned with stockholder value creation.
Prior to our IPO in April 2024, Messrs. Apt, Jergensen, Mitchell and Sanford were each eligible to receive a performance‑based bonus equal to a percentage of the monthly net operating income of our operating subsidiaries in the following amounts: 2.0%, 3.0%, 1.25%, and 2.0% respectively. For the first fiscal quarter of 2024, which ended prior to the consummation of our IPO in April 2024, Messrs. Apt, Jergensen, Mitchell, and Sanford’s aggregate performance‑based bonuses earned based on the aggregate net operating income of our operating subsidiaries of $85,308,716 was $1,706,174, $2,559,262, $1,066,359 and $1,706,174, respectively. Messrs. Murray and Hancock were not eligible to receive performance-based bonuses prior to our IPO.
After the completion of our IPO, our compensation committee adopted the 2024 Management Bonus Program, which superseded the prior bonus programs established by our board of directors. Each of our named executive officers was eligible to participate in the 2024 Management Bonus Program for the second, third and fourth quarters of fiscal 2024.

The 2024 Management Bonus Program established an aggregate bonus pool equal to 8% of Company’s Adjusted EBITDA for each quarter of the 2024 fiscal year commencing April 1, 2024. Each of our named executive officers were allocated the following percentages of the bonus pool:

Named Executive Officer	2024 Management Bonus Program Bonus Pool Percentage
Jason Murray	15%
Mark Hancock	15%
Derick Apt	13.5%
Josh Jergensen	15%
John Mitchell	8%
PJ Sanford	13.5%
Bonuses are paid quarterly and may be increased by an aggregate of 10% of the executive officer’s target bonus opportunity based on the achievement of certain financial guidance metrics related to annual revenue and Adjusted EBITDA, and may be further increased by an aggregate of 10% of the executive officer’s target bonus opportunity based on the achievement of certain quality metrics. In 2024, the Company’s Adjusted EBITDA for the second, third and fourth quarters of fiscal 2024 was $62,326,000, $49,082,000 and $93,979,000, respectively. In addition, pursuant to the 2024 Management Bonus Program, a positive adjustment of an aggregate of 10% was earned for the second, third and fourth quarters of fiscal 2024 based on the achievement of certain quality metrics. The financial guidance metrics were not achieved for the second, third and fourth quarters of fiscal 2024 and accordingly no further adjustment was made with respect to those quarters. As a result, Messrs. Murray, Hancock, Apt, Jergensen, Mitchell, and Sanford earned aggregate bonus amounts as shown in the table below.

Named Executive Officer	Bonus Amount Earned under 2024 Management Bonus Program Based on Adjusted EBITDA (Following Restatement)(1)	Bonus Amount Earned under 2024 Management Bonus Program Based on +10% Financial Guidance Adjustment (Following Restatement)(1)	Bonus Amount Earned under 2024 Management Bonus Program Based on +10% Quality Metric Adjustment (Following Restatement)(1)	Total Bonus Amount Earned under 2024 Management Bonus Program (Following Restatement)(1)
Jason Murray	$2,464,644	$—	$246,464	$2,711,108
Mark Hancock	$2,464,644	$—	$246,464	$2,711,108
Derick Apt	$2,218,180	$—	$221,818	$2,439,998
Josh Jergensen	$2,464,644	$—	$246,464	$2,711,108
John Mitchell	$1,314,477	$—	$131,447	$1,445,924
PJ Sanford	$2,218,180	$—	$221,818	$2,439,998
(1) Amounts in these columns reflect bonuses actually earned under our 2024 Management Bonus Program, after taking into account the Restatement. As mentioned elsewhere in this Annual Report on Form 10-K, the Company has recouped from each executive officer other than Messrs. Murray and Hancock the full amount of the erroneously awarded compensation paid to each of them under the 2024 Management Bonus Program. As of the date of this Annual Report on Form 10-K, the amount of erroneously award compensation that remains outstanding and unpaid by Messrs. Murray and Hancock is $613,510 each. The amounts reported in this column for Messrs. Murray and Hancock do not include this erroneously awarded compensation and therefore differ from the reported values in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table, which includes the unrecouped erroneously awarded compensation in (accordance with SEC rules).
The achieved Adjusted EBITDA set forth above with respect to the second quarter of fiscal 2024 reflects an adjustment based on the impact of the “Restatement”, and the bonus amounts earned by our named executive officers in the table above reflect the amount actually earned by each named executive officer under the 2024 Management Bonus Program after taking into account the Restatement. Adjusted EBITDA is a non-GAAP financial measure. For more information regarding the Company’s use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures” in the “Management’s Discussion and Analysis” Section of this Annual Report on Form 10-K.

Equity Compensation
Prior to our IPO in 2024, we did not issue equity awards to our employees and executives, including our named executive officers. However, we view equity‑based compensation as a critical component of our balanced total compensation program going forward as a public company. Equity‑based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of our employees, including our named executive officers, with those of our stockholders.
In April 2024, in connection with our IPO, our board of directors approved the grant of RSU awards pursuant to our 2024 Incentive Award Plan, or the 2024 Plan, to certain of our employees, including Messrs. Apt, Jergensen, Mitchell, and Sanford. The number of RSUs granted to each of Messrs. Apt, Jergensen, Mitchell, and Sanford was intended to equal approximately 0.875%, 2.00%, 0.750%, and 1.00%, respectively, of the number of shares of our common stock outstanding as of the closing of our IPO (disregarding the shares issuable under the 2024 Plan). The following table sets forth the number of RSUs granted to each named executive officer. Due to their significant equity ownership in our Company, Messrs. Murray and Hancock did not receive an RSU award.

Named Executive Officer	Number of RSUs
Derick Apt	1,313,830
Josh Jergensen	3,003,039
John Mitchell	1,126,140
PJ Sanford	1,501,520
25% of the RSUs subject to each award vested on the grant date (April 11, 2024), and the remaining 75% of the RSUs subject to each award vests and will continue to vest in substantially equal annual installments on each of the first, second, third, fourth, and fifth anniversaries of April 15, 2024, which was the closing date of our IPO, subject to the executive’s continued service with us through the applicable vesting date.
If the executive experiences a termination of service by us without cause, by the executive for good reason, or due to death or disability, a portion of the RSUs subject to these awards will vest in the amount that would have vested during the 12‑month period following the date of termination (had the executive remained in continued service with us during such period and assuming that the shares vest in equal monthly installments, rather than annual installments, over the vesting period). If such termination occurs on or within 24 months after a change in control, then all of the executive’s remaining unvested RSUs subject to these awards will vest. This accelerated vesting treatment will be subject to the executive’s execution and, as applicable, non‑revocation of a general release of claims in our favor, and continued compliance with any applicable restrictive covenants.
Deferred Compensation Plan
We currently maintain the Providence Administrative Consulting Services, Inc. Nonqualified Deferred Compensation Plan (Deferred Compensation Plan) for certain of our employees, including our named executive officers. Participating employees may defer up to 100% of their bonus compensation per plan year.
The Deferred Compensation Plan provides our employees an opportunity to elect to defer a portion of their bonus compensation and to provide a deferred compensation vehicle to which we may credit discretionary contributions and matching contributions pursuant to the terms of the plan. Discretionary and matching contributions, if any, are 100% vested after participants complete three years and five years of service as our full‑time employee, respectively. We have not historically made any matching or discretionary contributions under the Deferred Compensation Plan. Participants have an opportunity to earn returns (positive or negative) based on investment options as determined by us. Typically, participants elect a level of risk tolerance for their deferred compensation at the beginning of each fiscal year and the plan administrator invests and manages the asset mix accordingly. In the event of a “separation from service” (as defined in the Deferred Compensation Plan and determined pursuant to Section 409A of the Code), a participant will be paid his or her account balance in two annual installments.
In 2024, Messrs. Apt, Jergensen, Mitchell, and Sanford were the only named executive officers to participate in our Deferred Compensation Plan and each elected to defer up to $240,000, $180,000, $180,000, and $60,000, respectively, of their aggregate 2024 bonus compensation. The “Executive Contributions in Last FY” column of the Non‑Qualified

Deferred Compensation for 2024 table below shows the actual amounts deferred pursuant to the Deferred Compensation Plan for Messrs. Apt, Jergensen, Mitchell, and Sanford with respect to 2024 compensation.
Executive Severance Plan
In connection with our IPO in 2024, we adopted an Executive Severance Plan pursuant to which our named executive officers are eligible to receive severance payments upon a qualifying involuntary termination of employment, including in connection with a change in control of our company. These severance arrangements are designed to retain certain of our executives in these key positions as we compete for talented executives in the marketplace where such protections are commonly offered. For a detailed description of the severance provisions contained in our Executive Severance Plan, see the section titled “Potential Payments Upon Termination or Change in Control” below.
Employee Benefits and Perquisites
All of our full‑time employees are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short‑term and long‑term disability insurance, and life and accidental death and disability insurance. Our named executive officers are eligible to participate in health and welfare plans on the same basis as other similarly‑situated executive officers.
Certain of our named executive officers participate in a 401(k) retirement savings plan. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre‑tax basis through contributions to the 401(k) plan. In 2024, we matched a portion of the contributions to the 401(k) plan on behalf of eligible employees. The discretionary employer match for 2024 was 25% of the participant’s contribution to the plan up to a max of 4% of their eligible compensation. We believe that providing a vehicle for tax‑deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
In addition, as noted above, we maintain a non‑qualified deferred compensation plan for the benefit of certain officers and employees who qualify for participation in the plan, including our named executive officers. See the section titled “‑Compensation Discussion and Analysis‑Elements of Our Executive Compensation Program-Deferred Compensation Plan” for a description of the Deferred Compensation Plan.
Clawback Policy
We believe in maintaining best practices for our executive compensation program, and as part of that our board of directors adopted a Policy for Recovery of Erroneously Awarded Compensation (Clawback Policy) that is compliant with the listing rules of the national securities exchange or association on which our securities are listed, as required by the Dodd-Frank Act.
Please see the section below titled “Recovery of Erroneously Awarded Compensation” for information regarding the application of our Clawback Policy to the annual bonuses paid under our 2024 Management Bonus Program (with respect to the second quarter of 2024) to our named executive officers.
Accounting for Share‑Based Compensation
We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC Topic 718), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share‑based awards made to employees and directors, including RSUs, based on the grant‑date fair value of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our named executive officers may never realize any value from their awards.
Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the compensation committee before granting an equity award, the compensation committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety. In 2024, we did not grant awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers or our employees.

COMPENSATION COMMITTEE REPORT
The compensation committee of the board of directors of PACS Group, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Taylor Leavitt, Chairperson
Evelyn Dilsaver, Committee Member
Jacqueline Millard, Committee Member
The foregoing Compensation Committee Report is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION TABLES
2024 Summary Compensation Table
The following table contains information about the compensation earned by each of our named executive officers for fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non‑Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Jason Murray	2024	1,673,077	—	3,324,618	—	41,390	5,039,085
Co‑Founder, Chief Executive Officer and Chairman	2023	3,000,000	—	—	—	2,056,976	5,056,976
Mark Hancock	2024	1,673,077	—	3,324,618	—	41,390	5,039,085
Co‑Founder, Executive Vice Chairman, and interim Chief Financial Officer	2023	3,000,000	—	—	—	2,056,976	5,056,976
Derick Apt	2024	396,155	27,590,430	4,146,172	52,646	47,775	32,233,178
Former Chief Financial Officer	2023	200,000	—	5,625,580	23,314	47,722	5,896,616
Josh Jergensen	2024	419,231	63,063,819	5,270,370	97,600	35,008	68,886,028
President and Chief Operating Officer	2023	200,000	—	8,063,813	61,808	31,208	8,356,829
John Mitchell	2024	352,885	23,648,940	2,512,283	57,568	53,362	26,625,038
Chief Legal Officer and Secretary
PJ Sanford	2024	346,154	31,531,920	4,146,172	33,831	36,027	36,094,104
Former President of Providence Administrative Consulting Services, Inc. and former Chief Administrative Officer	2023	200,000	—	5,378,513	18,917	32,299	5,629,729
(1) Amounts reflect the full grant date fair value of RSUs granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. We provide information regarding the assumptions used to calculate the value of all stock awards made to our named executive officers in 2024 in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K.
(2) Amounts reflect cumulative payouts pursuant to our performance-based bonus programs maintained in 2024, including amounts that were deferred pursuant to our Deferred Compensation Plan, as described below. See the section titled “Elements of Our Executive Compensation Program—2024 Bonuses” above for additional information about our 2024 performance-based bonus programs. For Messrs. Apt, Jergensen, Mitchell, and Sanford, amounts represent aggregate bonus amounts earned in 2024 under our executive bonus program in effect prior to our initial public offing based on the monthly net income of our operating subsidiaries ($1,706,174 for Mr. Apt, $2,559,262 for Mr. Jergensen, $1,066,359 for Mr. Mitchell, and $1,706,174 for Mr. Sanford). Amounts also represent aggregate bonus amounts paid pursuant to the 2024 Management Bonus Program, which went into effect in connection with our IPO. As discussed in more detail below under the section titled “Recovery of Erroneously Awarded Compensation,” in connection with the Restatement, certain compensation paid to our executive officers, including each of our named executive officers, under the 2024 Management Bonus Program is subject to recoupment in accordance with our Clawback Policy. As of the date of this Annual Report on Form 10-K, the Company has recouped from each of Messrs. Apt, Jergensen, Mitchell, and Sanford an amount equal to the erroneously awarded compensation paid to each of them under the 2024 Management Bonus Program, which was: $552,159 for Mr. Apt, $613,510 for Mr. Jergensen, $327,205 for Mr. Mitchell and $552,159 for Mr. Sanford. Amounts in this column for 2024 for Messrs. Apt, Jergensen, Mitchell, and Sanford have been reduced by the amount of erroneously awarded compensation recovered by the Company pursuant to the Clawback Policy. For Messrs. Murray and Hancock, the Company will recoup from each an amount equal to the erroneously awarded compensation paid to them under the 2024 Management Bonus Program ($613,510 each). For Messrs. Murray and Hancock, amounts in this column for 2024 include the erroneously awarded compensation that was paid but has not yet been recovered by the Company as of the date of this Annual Report on Form 10-K. For additional information regarding the application of the Clawback Policy, please see the section below titled “Recovery of Erroneously Awarded Compensation.”
(3) Represents the above‑market earnings on deferred compensation that is not tax‑qualified, which is calculated as the excess of the earnings credited on deferred amounts under our Deferred Compensation Plan that were deemed invested in the investment vehicles under such plan over the amount that would have been earned had the deferred amounts been credited with a return equal to 120% of the applicable federal rate in effect for 2024. For more information, see “Nonqualified Deferred Compensation for 2024” table below.
(4) Amounts reported in this column represent our contributions towards our named executive officers’ medical insurance premiums ($15,604 for Messrs. Murray and Hancock, $29,780 for Mr. Apt and $32,789 for Messrs. Jergensen, Mitchell, and Sanford), life insurance premiums ($25,786 for Messrs. Murray and Hancock), life and disability insurance premiums ($14,544 for Mr. Apt, $2,219 for Mr. Jergensen, $20,573 for Mr. Mitchell, and $3,238 for Mr. Sanford) and for Mr. Apt $3,450 for our 401(k) match.

Grants of Plan-Based Awards in 2024
The following table provides information relating to grants of plan‑based awards made to our named executive officers during fiscal 2024.

Name	Board Approval Date	Grant Date	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Threshold ($)	Target ($)	Maximum ($)
Jason Murray	—	—	—	1,787,760	2,145,312	—	—
Mark Hancock	—	—	—	1,787,760	2,145,312	—	—
Derick Apt	—	—	—	2,360,944	2,682,741	—	—
	03/31/2024	04/11/2024	—	—	—	1,313,830(3)	27,590,430
Josh Jergensen	—	—	—	2,915,700	3,273,252	—	—
	03/31/2024	04/11/2024	—	—	—	3,003,039(3)	63,063,819
John Mitchell	—	—	—	1,423,447	1,614,141	—	—
	03/31/2024	04/11/2024	—	—	—	1,126,140(3)	23,648,940
PJ Sanford	—	—	—	2,360,944	2,682,741	—	—
	03/31/2024	04/11/2024	—	—	—	1,501,520(3)	31,531,920
(1) Amounts shown in these columns represent each named executive officer’s annual cash bonus opportunity under our 2024 performance‑based bonus programs. There are no threshold, target or maximum payouts under these bonus programs given the final payments in respect of such awards are based on a percentage of the monthly net income of our operating subsidiaries (with respect to our performance-based bonus program in place prior our IPO) and a percentage of a bonus pool that is based on Adjusted EBITDA (with respect to the 2024 Management Bonus Program). Because the target amounts of the annual cash bonus opportunity are not determinable, the amounts reported are representative “target” amounts based on the monthly net income of our operating subsidiaries and Adjusted EBITDA for 2023 in accordance with SEC rules, and the maximum amounts reported reflect the potential bonus opportunities taking into account the positive adjustments based on the achievement of certain financial guidance and quality metrics. For additional detail on these awards, please see the description of such awards under “Elements of Our Executive Officer Compensation program—2024 Bonuses” above. The amounts paid to our named executive officers under our bonus programs are reflected in the Summary Compensation Table above.
(2) Amounts reflect the grant-date fair value in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate these values in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K.
(3) Represents awards of RSUs that vested and will continued to vest as follows: (i) 25% of the RSUs subject to the award vested on the grant date, and (ii) 75% of the RSUs subject to the award vest in substantially equal annual installments on each of the first, second, third, fourth, and fifth anniversaries of April 15, 2024, which was the closing date of our IPO, subject to the executive’s continued service with us through the applicable vesting date.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Arrangements with Our Executive Officers
Apt Offer Letter
On December 19, 2023, we entered into an employment offer letter with Mr. Apt in connection with his appointment as our Chief Financial Officer, effective January 1, 2024 (Apt Offer Letter). The Apt Offer Letter provided for an annual base salary of $400,000 and an annual cash bonus opportunity equal to 2% of our monthly net operating income. Our bonus programs in place during the first quarter of 2024 were terminated in connection with our IPO and replaced with the 2024 Management Bonus Program.
We do not have any other existing employment arrangements with our executive officers.

Outstanding Equity Awards at Year‑End
The following table provides information relating to the outstanding equity awards held by our named executive officers as of December 31, 2024. Stock awards were granted pursuant to our 2024 Plan.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Jason Murray	—	—
Mark Hancock	—	—
Derick Apt	985,372	12,918,227
Josh Jergensen	2,252,279	29,527,378
John Mitchell	844,605	11,072,772
PJ Sanford	1,126,140	14,763,695
(1) Represents awards of RSUs granted on April 11, 2024 that vest as follows: 25% of the RSUs subject to each award vested on the grant date (April 11, 2024), and the remaining 75% of the RSUs subject to each award vests and will continue to vest in substantially equal annual installments on each of the first, second, third, fourth, and fifth anniversaries of April 15, 2024, which was the closing date of our IPO, subject to the executive’s continued service with us through the applicable vesting date. In addition to any accelerated vesting pursuant to the terms of our 2024 Plan, the RSUs are subject to accelerated vesting as described above under the section titled “Equity Compensation”.
(2) The market value of the RSUs that have not vested is calculated by multiplying the number of unvested RSUs outstanding under the award by $13.11, which is the closing price per share of our common stock on December 31, 2024 (the last trading day of the year).
Option Exercises and Stock Vested in 2024
The following table shows the number of shares of common stock subject to RSUs that vested during 2024. None of our named executive officers held options in 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jason Murray	—	—
Mark Hancock	—	—
Derick Apt	328,458	7,554,534
Josh Jergensen	750,760	17,267,480
John Mitchell	281,535	6,475,305
PJ Sanford	375,380	8,633,740
(1) Represents the gross number of shares acquired upon vesting of RSUs, without taking into account any shares withheld or sold to satisfy applicable tax obligations.
(2) Amounts shown are calculated by multiplying the fair market value of our common stock on the applicable vesting date by the number of RSUs that vested on such date.
Non‑Qualified Deferred Compensation for 2024
The following table sets forth information regarding our Deferred Compensation Plan that provides for the deferral of bonus compensation for certain of our employees, including our named executive officers, on a basis that is not tax‑qualified, as described further under “Compensation Discussion and Analysis‑ Elements of Our Executive Compensation Program-Deferred Compensation Plan” above.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Jason Murray	—	—	—	—	—
Mark Hancock	—	—	—	—	—
Derick Apt	240,000	—	74,945	—	586,434
Josh Jergensen	180,000	—	135,813	—	915,098
John Mitchell	180,000	—	80,968	—	587,384
PJ Sanford	60,000	—	53,470	—	440,754
(1) Represents amounts the named executive officer elected to defer in 2024, which are deferred from bonus compensation earned in 2024 and therefore reported in the appropriate column in the Summary Compensation Table.
(2) Represents net amounts credited to the named executive officers’ accounts as a result of performance of the investment vehicle in which their accounts were deemed invested. These amounts include above‑market earnings, which are reported in the appropriate column in the Summary Compensation Table.
Potential Payments Upon Termination or Change in Control
Prior to our IPO, we maintained a long‑term incentive compensation program (LTIP) that was intended to provide cash payments to certain of our executives, including Messrs. Apt, Jergensen, and Sanford, in connection with a “qualifying sale” of our Company. A “qualifying sale” included a sale, whether through merger, consolidation, combination, the sale of all or substantially all of the Company’s assets, or otherwise, of the Company to a third party such that the then‑current shareholders of the Company, as measured immediately prior to the closing of the transaction, sold at least 50% of the Company. Any cash payments that could have become payable pursuant to the LTIP would have been based on the participant’s individual participation percentage multiplied by the total net cash proceeds that we received in the qualifying sale. We terminated the LTIP in April 2024 connection with our IPO.
Executive Severance Plan

In connection with our IPO, in April 2024, we adopted the Executive Severance Plan, which provides for the payment of certain cash severance and other benefits to participants, including each of our named executive officers, in the event of a qualifying termination of employment with us.
Under the Executive Severance Plan, in the event of a termination of the executive’s employment by us without cause or by the executive for good reason, in either case, outside of the 24‑month period commencing on a change in control, the executive will be eligible to receive the following payments and benefits:
•cash payments equal to 100% of the executive’s then‑current annual base salary, paid in substantially equal installments over the 12‑month period following the termination date; and
•company‑paid COBRA premium payments for the executive and the executive’s eligible dependents for up to 12 months.
In the event of a termination of the executive’s employment by us without cause or by the executive for good reason, in either case, within the 24‑month period commencing on a change in control, the executive will be eligible to receive the following payments and benefits:
•cash payments equal to 200% of the executive’s then‑current annual base salary, paid in substantially equal installments over the 24‑month period following the termination date; and
•company‑paid COBRA premium payments for the executive and the executive’s eligible dependents for up to 24 months.
An executive’s right to receive the severance payments and benefits described above is subject to the execution and, as applicable, non‑revocation of a general release of claims in our favor, and continued compliance with any applicable restrictive covenants.
In addition, in the event that any payment under the Executive Severance Plan, together with any other amounts paid to the executive by us, would subject such executive to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net after‑tax result for the executive.

Equity Awards
Under our 2024 Plan, all equity awards granted to our named executive officers under the plan will only accelerate and vest in full upon a change in control of the Company if the surviving entity does not assume or replace such outstanding awards with economically equivalent awards (as opposed to accelerating in full upon a “single-trigger” change in control). Additionally, as referenced above, the 2024 RSUs awarded to the named executive officers provide that if the executive experiences a termination of service by us without cause, by the executive for good reason, or due to death or disability, a portion of the RSUs subject to these awards will vest in the amount that would have vested during the 12‑month period following the date of termination (had the executive remained in continued service with us during such period and assuming that the shares vest in equal monthly installments, rather than annual installments, over the vesting period). If such termination occurs on or within 24 months after a change in control, then all of the executive’s remaining unvested RSUs subject to these awards will vest. This accelerated vesting treatment will be subject to the executive’s execution and, as applicable, non‑revocation of a general release of claims in our favor, and continued compliance with any applicable restrictive covenants.
Derick Apt Separation Agreement
Effective September 2, 2025, Mr. Apt separated from the Company and stepped down as our Chief Financial Officer. In connection with Mr. Apt’s separation, the Company and Mr. Apt entered into a separation agreement pursuant to which Mr. Apt signed a general release of all claims in favor of the Company and its affiliates, and reaffirmed his obligation to continued compliance with certain restrictive covenants, including non-solicitation, non-disparagement and confidential information covenants. In exchange for his timely execution and non-revocation of the general release, the Company agreed to accelerate the vesting of 82,116 restricted stock units; Mr. Apt forfeited the remainder of his restricted stock units that had not yet vested. The Company also agreed to waive Mr. Apt’s obligation to comply with a one-year post-termination non-competition covenant in favor of the Company.
P.J. Sanford Separation Agreement and Consulting Agreement
Effective August 15, 2025, Mr. Sanford separated as an employee and executive officer of the Company and stepped down as our President of Providence Administrative Consulting Services, Inc. In connection with Mr. Sanford’s separation, the Company and Mr. Sanford negotiated a separation agreement pursuant to which Mr. Sanford agreed to sign a general release of all claims in favor of the Company and reaffirmed his obligation to continued compliance with certain restrictive covenants. In exchange for the release, the Company agreed to subsidize 12 months of Mr. Sanford’s COBRA premiums and entered into a consulting agreement pursuant to which Mr. Sanford will remain available to provide consulting services to the Company for up to 12 months at a rate of $16,666 per month. Mr. Sanford’s outstanding equity awards will continue to vest pursuant to their terms over the term of the consulting agreement.
Summary of Potential Payments Upon Termination or Change in Control
The table below quantifies certain compensation and benefits that would have become payable to each of our named executive officers if his employment had terminated on December 31, 2024, as a result of each of the termination scenarios described below, including in the event of a change in control (CIC) of the Company on December 31, 2024. Except as described in the footnotes below, the value of the accelerated vesting of the RSU awards was computed using $13.11, which was the price of our common stock on December 31, 2024 (the last trading day of the year). As described above, Messrs. Apt and Sanford separated from the Company in 2025 and received the aforementioned Compensation payments and benefits. The amounts shown in the table below represent compensation and benefits that Messrs. Apt and Sanford would have become payable upon a termination on December 31, 2024, as a result of each of the termination scenarios described below, and does not represent the compensation and benefits actually received by the named executive officer upon his separation from the Company.

Named Executive Officer	Triggering Event	Cash Severance ($)(1)	Accelerated Equity Awards ($)(2)	Health Benefits ($)(3)	Total ($)
Jason Murray	Termination without Cause or Resignation for Good Reason Apart from a CIC	500,000	—	15,604	515,604
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	1,000,000	—	31,209	1,031,209
	Termination due to Death or Disability	—	—	—	—
Mark Hancock	Termination without Cause or Resignation for Good Reason Apart from a CIC	500,000	—	15,604	515,604
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	1,000,000	—	31,209	1,031,209
	Termination due to Death or Disability	—	—	—	—
Derick Apt	Termination without Cause or Resignation for Good Reason Apart from a CIC	400,000	2,583,640	29,780	3,013,420
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	800,000	12,918,227	59,561	13,777,788
	Termination due to Death or Disability	—	2,583,640	—	2,583,640
Josh Jergensen	Termination without Cause or Resignation for Good Reason Apart from a CIC	500,000	5,905,465	32,789	6,438,254
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	1,000,000	29,527,378	65,578	30,592,956
	Termination due to Death or Disability	—	5,905,465	—	5,905,465
John Mitchell	Termination without Cause or Resignation for Good Reason Apart from a CIC	400,000	2,214,554	32,789	2,647,343
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	800,000	11,072,772	65,578	11,938,350
	Termination due to Death or Disability	—	2,214,554	—	2,214,554
PJ Sanford	Termination without Cause or Resignation for Good Reason Apart from a CIC	400,000	2,952,739	32,789	3,385,528
	Termination without Cause or Resignation for Good Reason in Connection with a CIC	800,000	14,763,695	65,578	15,629,273
	Termination due to Death or Disability	—	2,952,739	—	2,952,739
(1) Represents cash severance payable upon a termination without cause or a resignation for good reason (Involuntary Termination) pursuant to the Executive Severance Plan. In the event the Involuntary Termination occurs outside of the 24-month period commencing on a change in control (Change in Control Period), the executive will be entitled to receive 100% of his then-current annual base salary. In the event that the Involuntary Termination occurs within the Change in Control Period, the executive will be entitled to receive 200% of his then-current annual base salary. See the section titled “Employment Arrangements with Our Executive Officers—Executive Severance Plan” above for additional information about the Executive Severance Plan.
(2) Represents the applicable number of shares of our common stock underlying the unvested RSUs, multiplied by the fair market value described above, the vesting of which accelerates in connection with the triggering event pursuant to the award agreements under which the RSUs were granted. If the executive experiences an Involuntary Termination or is terminated due to death or disability outside of the Change in Control Period, a portion of the executive’s outstanding RSUs will vest in the amount that would have vested during the 12-month period following the date of termination (had the executive remained in continuous service with us during such period and assuming that the shares vest in equal monthly installments, rather than annual installments, over the vesting period). If such termination occurs within the Change in Control Period, all of executive’s remaining unvested RSUs will vest. See the section titled “Elements of Our Executive Compensation Program—Equity Compensation” above for additional information about these RSU awards.
(3) Represents the value of company-paid healthcare premiums for the executive and his eligible dependents pursuant to the Executive Severance Plan for (i) 12 months, if the Involuntary Termination occurs outside of the Change in Control Period, and (ii) 24 months, if the Involuntary Termination occurs within the Change in Control Period. See the section titled “Employment Arrangements with Our Executive Officers—Executive Severance Plan” above for additional information about the Executive Severance Plan.
Recovery of Erroneously Awarded Compensation
Restatement of Financial Statements. As disclosed in more detail elsewhere in this Annual Report on Form 10-K, with the assistance of external legal counsel, the Audit Committee conducted an independent internal investigation of third-party allegations contained in a short seller report published in November 2024. In connection with facts learned during the Audit Committee’s independent investigation, and after considering the recommendations of management, on June 12, 2025 the Audit Committee determined that (i) our condensed combined/consolidated financial statements as of March 31, 2024, and for the three months then ended, included in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024 (as amended on May 21, 2024) and (ii) our condensed combined/consolidated financial statements as of June 30, 2024, should no longer be relied upon and would need to be restated. We restate the foregoing condensed combined/consolidated financial statements in this Annual Report on Form 10-K.

As previously described above, the identified errors to our financial statements primarily impacted revenue, and as a result, Adjusted EBITDA. Adjusted EBITDA was the metric used for purposes of determining 2024 annual bonuses for our named executive officers under the 2024 Management Bonus Program.
Dodd-Frank Clawback Policy. The revisions to correct the identified errors to our financial statements required a recovery analysis of incentive-based compensation under our Clawback Policy. Our Clawback Policy applies to incentive-based compensation earned based on the attainment of financial performance measures received on or after April 11, 2024 (the first date on which our securities were listed on the New York Stock Exchange), which is the effective date of the Clawback Policy (the “Clawback Policy Effective Date”). Our Clawback Policy requires us to recoup erroneously awarded incentive-based compensation received on or after the Clawback Policy Effective Date. For purposes of the Clawback Policy, incentive-based compensation is “received” in the fiscal period during which the applicable financial reporting measure is attained, even if the payment or grant of the incentive-based compensation occurs after the end of that period.
Clawback Policy Recovery Analysis.
Incentive-Based Compensation. The only incentive-based compensation received by our executive officers (“Covered Officers”) that required a recovery analysis under the Clawback Policy in connection with the Restatement is the portion of the cash incentive bonuses paid to our Covered Officers under the 2024 Management Bonus Program with respect to the second quarter of fiscal 2024. Although the Restatement impacted our consolidated financial statements for the first quarter of fiscal 2024, those cash incentive bonuses were received by our Covered Officers prior to the Clawback Policy Effective Date and therefore are not subject to the Clawback Policy. Additionally, the Restatement did not impact our consolidated financial statements for the third and fourth quarters of fiscal 2024; as such, the cash incentive bonuses paid to our Covered Officers with respect to those quarters are not subject to the Clawback Policy.
Application of the Clawback Policy. The 2024 Management Bonus Program established an aggregate bonus pool equal to 8% of Company’s Adjusted EBITDA for each quarter of fiscal 2024 commencing April 1, 2024. Each Covered Officer’s target bonus opportunity was equal to a specified percentage of the bonus pool. Bonuses were earned quarterly, and could be increased by an aggregate of 10% of the Covered Officer’s target bonus opportunity based on the achievement of certain financial guidance metrics related to annual revenue and Adjusted EBITDA, and could be further increased by an aggregate of 10% of the Covered Officer’s target bonus opportunity based on the achievement of certain quality metrics. Prior to the Restatement, the Company’s Adjusted EBITDA for the second quarter of fiscal 2024 was $99,737,000. In connection with preparing this Annual Report, the Audit Committee determined that Adjusted EBITDA for the second quarter of fiscal 2024 was overstated by $37,411,000 when taking into account the Restatement, thus reducing Adjusted EBITDA for the second quarter of fiscal 2024 to $62,326,000. This adjustment reduced the aggregate bonus pool under the 2024 Management Bonus Program for the second quarter of fiscal 2024 from $7,978,960 to $4,986,080, which reduced the bonuses earned by the Covered Officers for the second quarter of fiscal 2024 by an aggregate of $3,844,660. This amount reflects (i) a decrease based on the revised Adjusted EBITDA for the second quarter as a result of the Restatement and (ii) the loss of the upward adjustment in connection with the achievement of financial guidance metrics (which were ultimately not achieved as a result of the Restatement). Since the additional 10% upward adjustment to the bonuses that was based on the achievement of quality metrics was not impacted by the Restatement, that upward adjustment remained 10%, but was applied to the reduced target bonus opportunity.
Payment and Recovery. As noted, the aggregate dollar amount of erroneously awarded compensation attributable to the Covered Officers as a result of the Restatement was $3,844,660. This amount was paid to the Covered Officers in cash on August 7, 2024. The amount of erroneously awarded compensation was calculated on November 17. 2025. As of the date of this Annual Report on Form 10-K, the Company has recouped from each executive officer (via deduction from bonus compensation otherwise payable to them), other than Messrs. Murray and Hancock (who voluntarily elected to delay their respective bonus payments, and thus have not yet been paid any such bonus compensation to deduct from), the full amount of the erroneously awarded compensation paid to each of them under the 2024 Management Bonus Program, and the aggregate amount that remains outstanding is $1,227,019. There is no amount of erroneously awarded compensation that has not yet been determined or, as of the end of the last completed fiscal year, had been outstanding for 180 days or longer since the date the Compensation Committee determined the amount owed by each Covered Officer. The Compensation Committee will seek to recover the remaining amount of the erroneously awarded compensation from each of Messrs. Murray and Hancock in accordance with the Clawback Policy.

DIRECTOR COMPENSATION

The following table sets forth information for the year ended December 31, 2024 regarding the compensation awarded to, earned by or paid to our non‑employee directors who served on our board of directors during 2024. Messrs. Murray and Hancock do not receive any additional compensation for their board service and therefore are not included in the Director Compensation table below. All compensation paid to Messrs. Murray and Hancock is reported above in the “2024 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Evelyn Dilsaver(3)....................	70,968	147,288	218,256
Jacqueline Millard........................	158,377	160,000	318,377
Taylor Leavitt.........................	154,246	160,000	314,246
(1) Amounts reflect quarterly fees of $62,500 fees paid to each of Ms. Millard and Mr. Leavitt for their service on our board of directors prior to the completion of our IPO, as well as fees paid to each of Mses. Dilsaver and Millard, and Mr. Leavitt pursuant to our Director Compensation Program, as described below, which became effective in April 2024 upon the completion of our IPO.
(2) Amounts reflect the full grant date fair value of RSUs granted during 2024 computed in accordance with ASC Topic 718. On May 9, 2024, each of Mses. Dilsaver and Millard, and Mr. Leavitt were granted 5,927 RSUs, 6,438 RSUs and 6,438 RSUs, respectively, in connection with our IPO, which vest in full on May 9, 2025, subject to continued service through such vesting date. We provide information regarding the assumptions used to calculate the value of the RSUs granted to our non-employee directors in Note 21 to the financial statements for the fiscal year ended December 31, 2024, included in this Annual Report on Form 10-K. As of December 31, 2024, Mses. Dilsaver and Millard and Mr. Leavitt each held 5,927 RSUs, 6,438 RSUs and 6,438 RSUs, respectively.
(3) Ms. Dilsaver was appointed as a member of our board of directors on May 9, 2024.
Director Compensation Program
In connection with our IPO, our board of directors adopted and our stockholders approved a compensation program for our non-employee directors (Director Compensation Program), which became effective upon the closing of our IPO in April 2024. The Director Compensation Program provides for annual retainer fees and equity awards for our non‑employee directors, who we refer to as eligible directors. The material terms of the Director Compensation Program are summarized below.
The Director Compensation Program consists of the following components:
Cash Compensation
•Annual Retainer: $80,000
•Annual Committee Chair Retainers:
•Audit Chair: $25,000
•Compensation Chair: $17,500
•Nominating and Governance Chair: $15,000
•Annual Committee Member Retainers:
•Audit Member: $12,500
•Compensation Member: $8,750
•Nominating and Governance Member: $7,500
Annual cash retainers will be paid in quarterly installments in arrears and will be pro‑rated for any partial calendar quarter of service.

Equity Compensation
Each eligible director who is initially elected or appointed to serve on our board of directors automatically shall be granted, on the date on which such eligible director is appointed or elected to serve on the board of directors, an RSU award with an aggregate value of $160,000, pro‑rated to reflect the partial period serving on our board of directors until the next occurring annual meeting. An eligible director who is serving on our board of directors as of the date of the annual meeting of our stockholders each calendar year (beginning with calendar year 2025) will be granted, on such annual meeting date, an RSU award with a value of approximately $160,000. Each initial grant and annual grant will vest in full on the earlier to occur of (i) the first anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to such eligible director’s continued service through the applicable vesting date.
In addition, each initial award and annual award will vest in full upon a change in control of us (as defined in the 2024 Plan) if the eligible director will not become a member of our board or our ultimate parent as of immediately following such change in control.
Compensation under our Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2024 Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2025 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person or group of affiliated persons known by us to beneficially own more than 5% of our outstanding shares of common stock.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares beneficially owned by them, subject to any applicable community property laws.
We have based percentage ownership of our common stock on 156,615,144 shares of our common stock outstanding as of September 30, 2025. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o PACS Group, Inc., 262 N. University Ave., Farmington, Utah 84025.
EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2024, about our compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders(1)	12,592,205(2)	—	3,082,505(3)
Equity compensation plans not approved by security holders	—	—	—
Total	12,592,205	—	3,082,505
(1) Includes the 2024 Plan and the Company’s 2024 Employee Stock Purchase Plan (“ESPP”).
(2) The amount reported consists of shares of our common stock subject to outstanding RSUs under the 2024 Plan.
(3) Includes shares of our common stock available for issuance under our 2024 Plan and the ESPP. The number of shares authorized under our 2024 Plan increases on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (i) a number of shares equal to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year, or (ii) such smaller number of shares as determined by our board of directors. The number of shares authorized under our ESPP increases on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (a) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year, or (b) such small number of shares as determined by our board of directors. Our ESPP became effective in April 2024 in connection with our IPO, but no offering periods were in effect as of December 31, 2024.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Number of Shares	Percentage of Shares
5% or Greater Stockholders
Funds affiliated with Cohen & Steers.(1)	9,638,455	6.2%

Named Executive Officers and Directors:
Jason Murray	54,626,199	34.9%
Mark Hancock	54,626,199	34.9%
Josh Jergensen	707,838	*
John Mitchell	239,708	*
Peter (P.J.) Sanford (2)	379,960	*
Derick Apt (2)	368,781	*
Jacqueline Millard	6,871	*
Taylor Leavitt	6,438	*
Evelyn Dilsaver	6,015	*
All Executive Officers and Directors as a Group (8 individuals)	110,320,631	70.4%
__________________
* Less than 1%
(1) Based on a Schedule 13G filed with the SEC on November 14, 2024. Cohen & Steers Inc. has sole voting and dispositive power over 8,424,695 and 9,638,455 shares of common stock, respectively. Cohen & Steers Capital Management Inc. has sole voting and dispositive power over 8,397,718 and 9,611,478 shares of common stock, respectively. Cohen & Steers UK Limited has sole voting power and sole dispositive power over 20,157 shares of common stock. Cohen & Steers Ireland Limited has sole voting power and sole dispositive power over 6,820 shares of common stock. The principal address for Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc. is 1166 Avenue of the Americas, 30th Floor New York, NY 10036; the principal address for Cohen & Steers UK Ltd. is The Burlian, 2nd Floor3 Dering Street, London W1S 1AA United Kingdom; the principal address for Cohen & Steers Ireland Ltd. Is 77 Sir John Rogerson's Quay Block C, Grand Canal Docklands Dublin 2, D02 VK60.
(2) Based on most recent Form 4 for each of Messrs. Sanford and Apt filed in April 2025 and, in the case of Mr. Apt, additional information known to us. Messrs. Sanford and Apt are included in this table because they were named executive officers for the fiscal year ended December 31, 2024, although they were not serving as executive officers of the Company as of September 30, 2025. The totals presented for ‘all executive officers and directors as a group’ reflect only individuals serving as executive officers and directors as of September 30, 2025 and therefore exclude Messrs. Sanford and Apt.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval of related person transactions. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our legal department is required to present to the Audit Committee all relevant known facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, whether the transaction is inconsistent with the interest of the Company and its stockholders, and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2024, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
Stockholders Agreement
On April 10, 2024, we entered into a stockholders agreement (Stockholders Agreement) with Messrs. Murray and Hancock. The Stockholders Agreement affirms the board designation rights granted to each of Messrs. Murray and Hancock pursuant to our Amended and Restated Charter, subject to certain limitations and exceptions. Pursuant to the terms of our Amended and Restated Charter and the Stockholders Agreement, we agree to include in our slate of director nominees certain individuals designated by each of Messrs. Murray and Hancock:
Mr. Murray has the right, but not the obligation, to designate (i) up to two individuals for inclusion in our slate of director nominees if he beneficially owns at least 20% of the aggregate number of shares of common stock outstanding immediately following the completion of our IPO or (ii) one individual for inclusion in our slate of director nominees if he beneficially owns less than 20% but at least 10% of the aggregate number of shares of common stock outstanding immediately following the completion of our IPO.
Mr. Hancock has the right, but not the obligation, to designate (i) up to two individuals for inclusion in our slate of director nominees if he beneficially owns at least 20% of the aggregate number of shares of common stock outstanding immediately following the completion of our IPO or (ii) one individual for inclusion in our slate of director nominees if he beneficially owns less than 20% but at least 10% of the aggregate number of shares of common stock outstanding immediately following the completion of our IPO.
Accordingly, Messrs. Murray and Hancock each have the right to designate two directors for nomination to our board of directors, and collectively have the right to designate four directors, which represents four out of our current five member board of directors. Subject to certain limitations, each of Messrs. Murray and Hancock also have the right to replace their respective designees and fill any vacancies created by reason of death, resignation, disqualification or removal of their respective designees. If the number of individuals that Messrs. Murray and Hancock have the right to designate is decreased because of a decrease in their respective ownership or upon termination of the Stockholders Agreement, then the corresponding designee (if such designee is serving on our board of directors) may remain on our board of directors through the end of his or her then current term; provided, that a director may resign at any time regardless of the period of time left in his or her then current term.
Pursuant to the Stockholders Agreement, each of Messrs. Murray and Hancock also agree to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of their respective designees, in each case to the extent that each or any of Messrs. Murray and Hancock have exercised their right to designate individuals for nomination to the board of directors.
The Stockholders Agreement terminates upon the earlier of (i) a change in control or (ii) written agreement of each of Messrs. Murray and Hancock. Following the termination of the Stockholders Agreement, the designation rights granted to each of Messrs. Murray and Hancock pursuant to our Amended and Restated Charter will no longer be exercisable.
Registration Rights Agreement
On April 10, 2024, we entered into a registration rights agreement (Registration Rights Agreement) with Messrs. Murray and Hancock. The Registration Rights Agreement provides Messrs. Murray and Hancock, under certain circumstances and subject to certain restrictions, with certain rights with respect to the registration of their shares of common stock under the Securities Act, including customary demand and piggyback registration rights.
Lease Guarantees
Certain of our operating leases for our facilities include personal guarantees by Messrs. Murray and Hancock and their respective spouses. We have agreed to indemnify Messrs. Murray and Hancock and their respective spouses on account of any damage, loss and/or expense that they may incur in connection with the obligations made by them in respect of these lease guarantees.
Company Pledge Acknowledgments and Consents
Mr. Murray entered into a margin loan with UBS AG Stamford Branch (“UBS”), as agent, and certain lenders party thereto, pursuant to which he has pledged 9,500,000 shares of common stock as collateral to secure such margin loan, and which was subsequently terminated in November 2024. In connection with this margin loan, we executed a pledge acknowledgement and consent together with UBS, certain lenders party thereto and Mr. Murray, in which we, among other matters, provided for certain confirmations and agreements relating to the enforcement of the rights and remedies under the margin loan documents.
Mr. Hancock entered into a margin loan with UBS, as agent, and certain lenders party thereto, pursuant to which he has pledged 9,500,000 shares of common stock as collateral to secure such margin loan, and which was subsequently terminated in November 2024. In connection with this margin loan, we executed a pledge acknowledgement and consent together with UBS, certain lenders party thereto and Mr. Hancock, in which we, among other matters, provided for certain confirmations and agreements relating to the enforcement of the rights and remedies under the margin loan documents.
Director and Officer Indemnification and Insurance
We entered into separate indemnification agreements with each of our directors and executive officers. We have also purchased directors’ and officers’ liability insurance.
Director Independence
The rules of the New York Stock Exchange define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Messrs. Murray and Hancock collectively own approximately more than 50% of the voting power of our common stock. As such, we are a “controlled company” under the rules of the New York Stock Exchange. As a result, we qualify for exemptions from certain corporate governance requirements under the rules.
If we cease to be a controlled company and our common stock continues to be listed on the New York Stock Exchange, we will be required to take all action necessary to comply with applicable rules, subject to specified transition periods applicable to certain requirements, as the case may be.

Our Board of Directors has determined that Evelyn Dilsaver, Taylor Leavitt and Jacqueline Millard each qualify as “independent” in accordance with the listing requirements of the New York Stock Exchange. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Based on his relationship with the Company, each of Messrs. Murray and Hancock do not qualify as independent under NYSE Rules.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young LLP (PCAOB ID No.42).
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category (in thousands)	2024	2023
Audit Fees	$9,161	$3,778
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$9,161	$3,778
Audit Fees
Audit fees for the fiscal years ended December 31, 2024 and 2023 include fees for audit work performed on our consolidated financial statements, review of the quarterly financial statements, statutory financial statements of subsidiaries, other required audits, comfort letter procedures, review of periodic reports filed with the SEC and other accounting and reporting consultations, as well as review of our registration statements for our initial public offering in 2024 and subsequent secondary offering.
Audit Related Fees
Audit related fees for the fiscal years ended December 31, 2024 and 2023 include fees relating to services that were reasonably related to the audit of annual financial statements and reviews of quarterly financial statements and statutory financial statements of subsidiaries, as applicable, but not reported under Audit Fees.
Audit Committee Pre‑Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre‑Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non‑audit services proposed to be performed by the independent auditor may be pre‑approved. The Pre‑Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit‑related, tax or permissible non‑audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre‑approval”) or (ii) entered into pursuant to the pre‑approval policies and procedures described in the Pre‑Approval Policy (“general pre‑approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre‑approval under the Pre‑Approval Policy, it requires specific pre‑approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre‑approvals. Any proposed services exceeding pre‑approved cost levels or budgeted amounts will also require specific pre‑approval. For both types of pre‑approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee may, on a periodic basis, review and generally pre‑approve the services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre‑approval from the Audit Committee. The Audit Committee may revise the list of general pre‑approved services from time to time, based on subsequent determinations. The Audit Committee pre‑approved all services performed since the Pre‑Approval Policy was adopted.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) For a list of the financial statements included herein, see Index to the Combined/Consolidated Financial Statements on page 95 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(a)(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the combined/consolidated financial statements or the notes thereto.

(a)(3) Exhibits:

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
4.1	Form of Certificate of Common Stock	S‑1/A	333-277893	4.1	4/8/2024
4.2	Registration Rights Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.1	4/15/2024
4.3	Stockholders Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.2	4/15/2024
10.1	Form of Indemnification Agreement between PACS Group, Inc. and its directors and officers	S-1	333-277893	10.2	3/13/2024
10.2#	PACS Group, Inc. Non-Employee Director Compensation Program	S-1/A	333-277893	10.3	4/1/2024
10.3#	PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.1	4/11/2024
10.4#	Form of Stock Option Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.2	4/11/2024
10.5#	Form of Restricted Stock Unit Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.3	4/11/2024
10.6#	Form of Restricted Stock Unit Award Agreement (Executive IPO Awards) under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.4	4/11/2024
10.7#	PACS Group, Inc. 2024 Employee Stock Purchase Plan	S‑8	333-277893	99.5	4/11/2024
10.8#	Providence Administrative Consulting Services, Inc. Nonqualified Deferred Compensation Plan	10-Q	001-42011	10.10	5/13/2024
10.9#	Employment Offer Letter, dated as of December 19, 2023, by and between PACS Group, Inc. and Derick Apt	S-1	333-277893	10.10	3/13/2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.10#	PACS Group, Inc. Executive Severance Plan	10-Q	001-42011	10.11	5/13/2024
10.11#	Separation and Consulting Agreement with PACS Group, Inc. and Peter (PJ) Sanford, each dated August 15, 2025					*
10.12^	Amended and Restated Credit Agreement, dated as of December 7, 2023, by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	S-1	333-277893	10.1	3/13/2024
10.13	First Amendment to Amended and Restated Credit Agreement, dated as of May 16, 2024 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto					*
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2024 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	8-K	001-42011	10.1	11/15/2024
10.15	Third Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto					*
10.16	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto					*
10.17	Forbearance Agreement, dated as of July 24, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto					*
10.18
Forbearance Agreement and Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto
*
10.19#	Separation Agreement with PACS Group, Inc. and Derick Apt, dated September 2, 2025					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20	Forbearance Agreement, dated as of October 21, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto					*
19.1	PACS Group, Inc. Insider Trading Policy and Procedures					*
21.1	List of subsidiaries of PACS Group, Inc.					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
97.1	PACS Group, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	XBRL Instance Document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
__________________
* Filed herewith.
** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of PACS Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
# Indicates management contract or compensatory plan.
^ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACS GROUP, INC.

Date: November 19, 2025	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Murray	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	November 19, 2025
Jason Murray

/s/ Mark Hancock	Director, Executive Vice Chairman, and Interim Chief Financial Officer (Principal Financial Officer)	November 19, 2025
Mark Hancock

/s/ Michelle Lewis	Chief Accounting Officer (Principal Accounting Officer)	November 19, 2025
Michelle Lewis

/s/ Jacqueline Millard	Director	November 19, 2025
Jacqueline Millard

/s/ Taylor Leavitt	Director	November 19, 2025
Taylor Leavitt

/s/ Evelyn Dilsaver	Director	November 19, 2025
Evelyn Dilsaver