Form 10-Q
period 2025-03-31
PACS Group, Inc.
filed 2025-11-19
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements including, but not limited to, statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth; our strategy, plans, objectives and expectations for our business; facility openings and closures; the effects of industry and regulatory developments; our liquidity, capital resources and uses of cash, including our Amended and Restated Credit Facility, amendments, waivers and forbearance arrangements, and access to capital; the scope, timing, costs and potential impacts of governmental and regulatory investigations and the SEC investigation, as well as other litigation and legal proceedings; the restatement of prior periods and related impacts; and our internal controls and disclosure controls and procedures, including any material weaknesses and related remediation. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our dependence on reimbursement from third-party payors, and changes in patient acuity, payor mix, payment methodologies, or new cost-containment initiatives could reduce our revenue and margins; we may not be fully reimbursed under consolidated billing or bundled payments, adversely affecting our financial condition; shortages of nurses and other skilled staff, or heightened competition for such personnel, could increase labor costs and lead to penalties; state regulation or deregulation of healthcare services and facility development could restrict our growth or intensify competition; failure to attract patients and compete effectively may reduce revenue and profitability; compliance reviews of care, records, and billing may identify issues requiring repayments or other costs; litigation and claims common in our industry could result in significant legal expenses, settlements, damages, or losses under our self-insurance programs; a material weakness in internal control over financial reporting, or failure to remediate or maintain effective controls, could impair timely, accurate reporting, reduce investor confidence, expose us to penalties, and harm our stock value; inconsistent quality of care or staff misconduct could harm patients, trigger civil or criminal penalties, and damage our business; failures or interruptions in our information technology could disrupt operations; operational metrics derived from internal systems may be inaccurate, harming our reputation and business; we may be unable to complete acquisitions at attractive prices or at all, and divestitures of underperforming or non-strategic assets could reduce revenue; we may not successfully integrate acquired facilities or realize expected benefits; acquisition activity may entail unforeseen costs, liabilities, or regulatory issues that adversely affect operations; we may face challenges forming joint ventures aligned with our growth strategy; lower CMS or private quality ratings could negatively affect our business; limited availability or higher cost of insurance could adversely affect us; our self-insurance programs may expose us to significant and unexpected costs; concentration of facilities in certain regions increases vulnerability to local economic downturns, regulatory shifts, or natural disasters; union activity may adversely affect revenue and profitability; because we lease most facilities, we face risks from lease terminations, renewal negotiations, and special charges that could impact results; insufficient cash flow for debt, mortgage, or lease obligations could cause defaults and cross-defaults, risking loss of facilities or foreclosures; founders’ personal guarantees on certain leases increase default risk to them; we may require additional capital to fund operations and growth, and such capital may be unavailable or available only on unfavorable terms; we operate in a highly regulated industry, and noncompliance or regulatory change could require significant expenditures or operational changes; our founders’ majority ownership and related governance arrangements concentrate control, limiting your ability to influence corporate matters, including board composition, share issuances, amendments, and major transactions; as a “controlled company” under NYSE rules, we may rely on governance exemptions, and you may not have the same protections as stockholders of companies subject to those requirements, and the other important factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$287,512	$157,674
Accounts receivable, net	680,676	641,775
Other receivables	61,025	74,746
Prepaid expenses and other current assets	52,191	64,066
Total Current Assets	1,081,404	938,261
Property and equipment, net	998,541	990,580
Operating lease right-of-use assets	3,075,507	2,994,519
Insurance subsidiary deposits and investments	67,910	66,258
Escrow funds	21,810	25,122
Goodwill and other indefinite-lived assets	67,061	67,061
Other assets	182,167	161,108
Total Assets	$5,494,400	$5,242,909

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$198,617	$175,062
Accrued payroll and benefits	210,215	146,177
Current operating lease liabilities	141,620	136,232
Current maturities of long-term debt	12,959	14,852
Current portion of accrued self-insurance liabilities	75,464	75,966
Line of credit	142,000	142,000
Refund liability	162,154	145,795
Other accrued expenses	164,384	142,348
Total Current Liabilities	1,107,413	978,432
Long-term operating lease liabilities	3,024,140	2,935,773
Long-term debt, less current maturities, net of deferred financing fees	249,089	250,984
Accrued self-insurance liabilities, less current portion	186,705	164,979
Other liabilities	170,780	197,050
Total Liabilities	$4,738,127	$4,527,218
Commitments and contingencies (Note 14)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized, 155,177,511 shares issued and outstanding as of March 31, 2025 and December 31, 2024	155	155
Additional paid-in capital	603,565	591,363
Retained earnings	146,508	118,036
Total stockholders' equity	750,228	709,554
Noncontrolling interest in subsidiary	6,045	6,137
Total Equity	$756,273	$715,691
Total Liabilities and Equity	$5,494,400	$5,242,909

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended March 31,
	2025	2024
		(as restated)
Revenue
Patient and resident service revenue	$1,276,985	$919,413
Other revenues	165	423
Total Revenue	$1,277,150	$919,836
Operating Expenses
Cost of services	1,023,791	735,992
Rent - cost of services	93,795	63,513
General and administrative expense	98,719	46,906
Depreciation and amortization	12,705	8,116
Total Operating Expenses	$1,229,010	$854,527
Operating income	48,140	65,309
Other (Expense) Income
Interest expense	(6,904)	(16,096)
Gain on lease termination	—	8,046
Other income, net	1,494	440
Total Other Expense, Net	$(5,410)	$(7,610)
Income before provision for income taxes	42,730	57,699
Provision for income taxes	14,350	22,880
Net Income	$28,380	$34,819
Less:
Net (loss) income attributable to noncontrolling interest	(92)	2
Net Income Attributable To PACS Group, Inc.	$28,472	$34,817
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.18	$0.27
Diluted	$0.17	$0.27
Weighted-Average Common Shares Outstanding
Basic	155,177,511	128,723,386
Diluted	166,415,616	128,723,386
Other Comprehensive Income, Net of Tax:
Unrealized gain on available-for-sale debt securities, net of tax	$—	$201
Total other comprehensive income	$—	$201
Comprehensive Income	$28,380	$35,020
Less:
Comprehensive (loss) income attributable to noncontrolling interest	(92)	2
Comprehensive Income Attributable To PACS Group, Inc.	$28,472	$35,018
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	$591,363	$118,036	$6,137	$—	$715,691
Employee stock-based compensation	—	—	12,202	—	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	—	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$—	$756,273

	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc. (as restated)	—	—	—	34,817	—	—	34,817
Balance March 31, 2024 (as restated)	128,723,386	$129	$—	$113,340	$5,602	$201	$119,272
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31,
	2025	2024
		(as restated)
Cash flows from operating activities
Net income	$28,380	$34,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,705	8,116
Amortization of deferred financing fees	787	775
Stock-based compensation	12,202	—
Gain on insurance subsidiary deposits and investments	(1,652)	—
Deferred taxes	(19,580)	3,950
Noncash lease expense	12,703	6,863
Other noncash operating activities, net	298	223
Change in operating assets and liabilities
Accounts receivable, net	(38,901)	(63,992)
Other receivables	13,721	(13,755)
Prepaid expenses and other current assets	11,800	(5,009)
Other assets	(3,833)	(1,802)
Escrow funds	3,312	(5,807)
Operating lease liabilities	64	(8,234)
Accounts payable	20,606	13,938
Accrued payroll and benefits	61,446	51,577
Accrued self-insurance liabilities	21,224	10,399
Refund liability	16,359	3,947
Other accrued expenses	22,280	1,304
Other liabilities	(23,677)	21,439
NET CASH PROVIDED BY OPERATING ACTIVITIES	$150,244	$58,751

Cash flows from investing activities
Investment in partnerships	$—	$(5,081)
Non-operating distributions from investment in partnership	1,301	673
Purchase of available-for-sale securities	—	(25,000)
Acquisition of facilities	—	(78,500)
Purchase of property and equipment	(17,717)	(10,761)
NET CASH USED IN INVESTING ACTIVITIES	$(16,416)	$(118,669)

Cash flows from financing activities
Borrowing on line of credit, net of deferred financing fees	$—	$117,000
Payments on line of credit	—	(100,000)
Borrowings of long-term debt, net of deferred financing fees	—	39,786
Payments on long-term debt	(4,065)	(4,823)
Dividends on common stock	—	(17,474)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(4,065)	$34,489

Net change in cash	129,763	(25,429)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$290,605	$93,275

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,085	$16,343
Income taxes	$357	$—

Non-cash financing and investing activity
Accrued capital expenditures	$6,665	$4,112
Assets acquired in operation expansions through settlement of notes receivable	$—	$500
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of March 31, 2025, PACS Group subsidiaries operated 315 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Pennsylvania, Oregon, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,309 skilled nursing beds and 2,244 assisted living beds as of that date. As of March 31, 2025, PACS Group subsidiaries operated 271 facilities under long-term lease arrangements and had options to purchase 37 of those facilities.
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
NOTE 2.RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The Company has restated herein its condensed combined/consolidated financial statements as of and for the three months ended March 31, 2024. The Company has also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable. The restatement of the condensed combined/consolidated financial statements as of and for the three months ended March 31, 2024 was previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In connection with the restatement, the Company adjusted revenue. Additional financial statement lines were impacted by the restatement on the unaudited condensed combined/consolidated balance sheets and statements of income and comprehensive income for the restated period related to the associated claw-back of certain bonuses and any related tax impact of the adjustments. The financial statement line items impacted include the following:
•Accounts receivable, net
•Refund liability
•Other liabilities
•Patient and resident service revenue
•Provision for income taxes
In addition to matters that were the subject of the Independent Investigation, the Company determined that certain of its leases were incorrectly classified as operating leases instead of finance leases. The Company corrected this classification as part of the restatement.
The following tables present the unaudited condensed combined/consolidated balance sheets, statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as previously reported, the restatement adjustments, and the unaudited condensed combined/consolidated balance sheets for the quarter ended March 31, 2024 and the unaudited statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as adjusted for the quarter ended March 31, 2024.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Restatement adjustments are reflected as follows:
•Related to Medicare Part B revenue are labeled “MPB”
•Related to lease classification are labeled “LEA”
In those cases where a financial statement line has been adjusted due to more than one category, a footnote reference detailing the categories has been added.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(1) MPB: $(1,035), LEA: $7,277

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

PACS GROUP, INC. AND SUBSIDIARIES
RESTATED UNAUDITED CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$49,140	$(14,321)	$34,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,902	214	8,116
Amortization and write-off of deferred financing fees	775	—	775
Loss on disposition of property and equipment	343	—	343
Gain on investment in partnership	(120)	—	(120)
Deferred taxes	4,985	(1,035)	3,950
Noncash lease expense	7,262	(399)	6,863
Change in operating assets and liabilities
Accounts receivable, net	(74,930)	10,938	(63,992)
Other receivables	(13,755)	—	(13,755)
Prepaid expenses and other current assets	(5,009)	—	(5,009)
Other assets	(1,802)	—	(1,802)
Escrow funds	(5,807)	—	(5,807)
Operating lease obligations	(8,572)	338	(8,234)
Accounts payable	13,938	—	13,938
Accrued payroll and benefits	51,577	—	51,577
Accrued self-insurance liabilities	10,399	—	10,399
Refund liability	—	3,947	3,947
Other accrued expenses	1,340	(36)	1,304
Other liabilities	21,121	318	21,439
NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,787	$(36)	$58,751

Cash flows from investing activities
Investment in partnership	$(5,081)	$—	$(5,081)
Non-operating distributions from investment in partnership	673	—	673
Purchase of investments	(25,000)	—	(25,000)
Acquisition of facilities	(78,500)	—	(78,500)
Purchase of property and equipment	(10,761)	—	(10,761)
NET CASH USED IN INVESTING ACTIVITIES	$(118,669)	$—	$(118,669)

Cash flows from financing activities
Borrowing on lines-of-credit, net of deferred financing fees	$117,000	$—	$117,000
Payments on lines-of-credit	(100,000)	—	(100,000)
Dividends on common stock	(17,474)	—	(17,474)
Borrowings of long-term debt, net of deferred financing fees	39,786	—	39,786
Payments on long-term debt	(4,859)	36	(4,823)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$34,453	$36	$34,489

Net change in cash	(25,429)	—	(25,429)
Cash, cash equivalents, and restricted cash - beginning of period	118,704	—	118,704
Cash, cash equivalents, and restricted cash - end of period	$93,275	$—	$93,275

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,638	$705	$16,343
Income taxes	$—	$—	$—

Non-cash financing and investing activity
Accrued capital expenditures	$4,112	$—	$4,112
Assets acquired in operation expansions in exchange for notes payable	$—	$—	$—
Assets acquired in operation expansions through settlement of notes receivable	$500	$—	$500

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of condensed consolidated income that is attributable to the Company and the noncontrolling interest in its condensed consolidated statements of income and comprehensive income.
The accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates in the Company’s condensed consolidated financial statements include those related to revenue, acquired property, business combinations, right-of-use assets, lease liabilities, impairment of long-lived assets, and general and professional liabilities included in accrued self-insurance liabilities. Actual results could materially differ from estimated amounts.
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
Included in restricted cash are funds held for PLGL claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See Note 7, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
At any point in time the Company has funds in operating accounts and restricted cash accounts that are with third-party financial institutions. While management monitors the cash balances in operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following presents all cash and cash equivalents and restricted cash on the condensed consolidated balance sheets and reconcile to total cash included on the condensed consolidated statements of cash flows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$287,512	$157,674
Restricted cash (included in prepaid expenses and other current assets)	3,093	3,168
Total cash, cash equivalents, and restricted cash	$290,605	$160,842
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At March 31, 2025 and December 31, 2024, the allowance for credit losses was immaterial to the condensed consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience with those payors. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed consolidated statements of income and comprehensive income.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges which do not increase the useful lives of the assets are charged to expense as incurred. Depreciation is

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
computed using the straight-line method over the estimated useful life of the property and equipment. The following is a summary of the estimated useful lives of the Company’s depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 years to 15 years
•Furniture and equipment - minimum of 3 years to a maximum of 15 years
Upon sale or retirement, the cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss is included in other income, net.
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease (for accounting purposes) upon execution of each respective agreement.
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain at the commencement of the lease. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the condensed consolidated statements of income and comprehensive income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases.
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
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805). Acquisitions are included in the condensed consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date. In determining the fair value of identifiable assets, the Company uses various valuation techniques. These valuation methods require management to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the three months ended March 31, 2025 and 2024.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Investment in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition, including amortization of certain basis differences, in the other income, net line in the Company’s condensed consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s condensed consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s combined/consolidated balance sheets. The Company evaluates its investment, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the three months ended March 31, 2025 and 2024.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to an entity operated by the Company upon completion which occurred in the final quarter of 2024. The noncontrolling interest in subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s condensed consolidated balance sheets since these interests are not redeemable. The Company presents net (loss) income attributable to noncontrolling interest and net income attributable to PACS Group, Inc. in its condensed consolidated statements of income and comprehensive income. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.
Advertising
Advertising costs are expensed as incurred. Advertising expenses included in the Company’s condensed consolidated statements of income and comprehensive income were $2,305 and $2,030 for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes
The Company utilizes FASB ASC Topic 740, Income Taxes (ASC 740), which requires an asset and liability approach for financial accounting and reporting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 11, “Income Taxes”, for further discussion of the Company’s accounting for income taxes.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 21% and 36% of total accounts receivable, respectively, at March 31, 2025 and 18% and 39% of total accounts receivable, respectively, at December 31, 2024. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 49% of the Company’s skilled nursing beds are located in California.
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
Comprehensive Income
Comprehensive income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There were no components of comprehensive income for the three months ended March 31, 2025. For the three months ended March 31, 2024, comprehensive income includes unrealized gains and losses on the Company’s available-for-sale debt securities.
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
Recent Accounting Standards Issued But Not Yet Adopted by the Company
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its Annual Report.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to disaggregate key expense categories such as employee compensation, depreciation, and intangible asset amortization within its financial statements. This guidance is effective for annual periods beginning after December 15, 2026, which will be the Company’s fiscal year 2027, and interim reporting periods beginning after December 15, 2027, which will be the Company’s fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its Quarterly and Annual Reports.
NOTE 4. BUSINESS SEGMENTS
The Company has one reportable segment. The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole. The Company does not distinguish between markets or regions for the purpose of allocating resources. This structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The segment’s measure of profit or loss is net income which is also reported on the condensed consolidated statements of income and comprehensive income. Net income is also used to monitor budget versus actual results.
As the Company’s single reportable segment is at the consolidated level, the accounting policies of the reportable segment are the same as those disclosed in Note 3, “Summary of Significant Accounting Policies”. The Company's CODM does not review segment assets at a different asset level or category than that disclosed in its condensed consolidated balance sheets and therefore assets by segment are not disclosed below.
The following table sets forth financial information for the segment:

	Three months ended March 31,
	2025	2024
		(as restated)
Revenue	$1,277,150	$919,836
Less:
Labor expense(1)	677,020	497,402
Depreciation and amortization	12,705	8,116
Interest expense	6,904	16,096
Equity in the net loss (income) of investees accounted for under the equity method	298	(120)
Provision for income taxes	14,350	22,880
Other segment items(2)	537,493	340,643
Segment net income	$28,380	$34,819
(1) Labor expense includes nursing and departmental salaries and wages, payroll taxes and benefits, and agency staffing expenses.
(2) Other segment items included in segment net income include cost of services except for labor cost of services, rent - cost of services, general and administrative expense except for labor general and administrative expense, gain on lease termination, and other (expense) income except for interest expense, net, equity in the net income of investees accounted for under the equity method.
NOTE 5.REVENUE AND ACCOUNTS RECEIVABLE
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company maintains a refund liability for consideration collected related to revenue that is not probable that a significant revenue reversal will not occur. The Company expects to refund some or all of that consideration back to the payor. The balance of the refund liability was $162,154 and $145,795 as of March 31, 2025 and December 31, 2024, respectively, and is presented within current liabilities on the Company's condensed consolidated balance sheets.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 34.7% and 34.6% of the Company’s condensed consolidated net patient and resident revenue for the three months ended March 31, 2025 and 2024, respectively.
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 40.3% and 39.4% of the Company’s condensed consolidated net patient and resident revenue for the three months ended March 31, 2025 and 2024, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 25.0% and 26.0% of the Company’s condensed consolidated net patient and resident revenue for the three months ended March 31, 2025 and 2024, respectively.
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
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of March 31, 2025 and December 31, 2024.
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
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	% of Revenue	2024	% of Revenue
			(as restated)	(as restated)
Medicare	$443,476	34.7%	$318,548	34.6%
Medicaid	515,004	40.3%	362,453	39.4%
Managed care	238,172	18.7%	184,483	20.1%
Private and other	80,333	6.3%	53,929	5.9%
Total patient and resident service revenue	$1,276,985	100.0%	$919,413	100.0%
Coronavirus Aid, Relief, and Economic Security (CARES) Act
The CARES Act of 2020 provided for refundable payroll tax credits known as the Employee Retention Tax Credit, which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of both March 31, 2025 and December 31, 2024, the Company has recorded $21,917, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 6.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	March 31, 2025	December 31, 2024
Buildings and improvements	$660,533	$654,975
Leasehold improvements	83,298	79,440
Furniture, fixtures, and other	111,656	107,896
Construction in process	31,154	23,952
Land	84,774	84,774
Finance lease right-of-use assets	145,262	145,262
	1,116,677	1,096,299
Less: accumulated depreciation and amortization	(118,136)	(105,719)
Property and equipment, net	$998,541	$990,580
The Company did not record any impairment charges for the three months ended March 31, 2025, and 2024.
See Note 13, “Operation Expansions”, for information on expansions during the three months ended March 31, 2025.
NOTE 7.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $67,910 and $66,258 as of March 31, 2025 and December 31, 2024, respectively. The fair value of the insurance subsidiary deposits and investments include net unrealized gains of $2,036 and $384 as of March 31, 2025 and December 31, 2024, respectively. Gains and losses on investments are recorded within other expense, net for the three months ended March 31, 2025 and in other comprehensive income for the three months ended March 31, 2024. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 8.INVESTMENT IN PARTNERSHIPS
As of March 31, 2025 and December 31, 2024, the Company held $35,568 and $37,167, respectively, in multiple equity investments referred to as partnerships. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
The Company holds a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). As of March 31, 2025, this investment held three post-acute care facilities that were operated by non-affiliated operating entities. BRFS is a variable interest entity (VIE), however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $15,514 and $15,528 on the Company’s balance sheets as of March 31, 2025 and December 31, 2024, respectively. On August 1, 2025, the Company took over the operations of these three post-acute care facilities.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). Saddle acquired the operations for all 53 facilities included in the 2024 Prestige acquisition and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager to be a de facto agent to the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, the Saddle manager is the primary beneficiary and

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
therefore the Company does not consolidate the entity. The investment was $7,659 and $8,536 on the Company’s balance sheets as of March 31, 2025 and December 31, 2024, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,545 in an entity representing an ownership of 49.0%. Loss (gain) from the investment in partnerships was $298 and $(120) for the three months ended March 31, 2025 and 2024, respectively.
NOTE 9.CREDIT FACILITIES
The Company maintains a revolving credit facility between the Company and certain of its subsidiaries, and Truist Bank as administrative agent (Administrative Agent), and a syndicate of lenders (the Amended and Restated Credit Facility). The Amended and Restated Credit Facility provides for a Revolving Commitment (as defined in the Amended and Restated Credit Facility) of up to $600,000 which revolving commitments may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.
Outstanding borrowings under the Amended and Restated Credit Facility bear interest at the option of the Company equal to either (a) SOFR (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (which was defined in a customary manner for credit facilities of this type) plus the applicable margin ranging from 1.25% to 2.25% per annum. The applicable margin is based on the Company’s debt to income ratio as calculated consistent with the terms of the credit agreement. In addition, the Company will pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitment, depending on the same debt to income ratio.
The credit agreement contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00.
On May 16, 2024, the Company entered into an amendment to the Amended and Restated Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of the Company to the Amended and Restated Credit Facility, as further set forth therein. On November 14, 2024, the Company entered into another amendment to the Amended and Restated Credit Facility that, among other things, extended the deadline for the delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, the Company entered into further amendments to the Amended and Restated Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment also supplemented the Amended and Restated Credit Agreement’s financial covenants requiring the Company to maintain unrestricted cash and certain permitted investments of at least $100,000 until the Company delivers audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
On July 24, 2025 and August 13, 2025 the Company entered into two separate forbearance agreements with the Administrative Agent and the lenders, pursuant to which the lenders agreed to temporarily forbear from exercising remedies under the Amended and Restated Credit Facility with respect to certain technical events of default, including without limitation matters relating to inaccuracies in certain representations and warranties made, which inaccuracies also triggered an event of default under the Third Consolidated Master Lease, dated June 30, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Omega Master Lease”), which in turn triggered an additional event of default under the Amended and Restated Credit Facility. In addition, a separate representation and warranty event of default occurred under the Omega Master Lease, which triggered an event of default under the Amended and Restated Credit Agreement (all such technical events of default under the Amended and Restated Credit Facility, the “Initial Technical Events of Default”). The August 13, 2025 Forbearance Agreement and Fifth Amendment to the Credit Agreement required that the Liquidity Requirement remain in place for the entirety of the forbearance period and further extended the delivery period with respect to the fiscal year 2024 financial statements. The

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
forbearance period was scheduled to run until October 31, 2025, subject to extension by the Administrative Agent through November 30, 2025, or by the Required Lenders (as defined in the Amended and Restated Credit Agreement) thereafter, or earlier termination upon the occurrence of certain specified events of default.
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
The October Forbearance Agreement provides for the same forbearance period as the prior forbearance agreements. Following the October Forbearance Agreement, the Administrative Agent agreed to extend the forbearance period thereunder through November 30, 2025. During the forbearance period, the Company is required to comply with certain additional specified conditions, including the continued maintenance of minimum liquidity of $100,000, limitations on certain investments and acquisitions, and a prohibition on the borrowing of new loans under the Amended and Restated Credit Facility. The October Forbearance Agreement is intended to provide the Company with temporary relief while addressing the Technical Events of Default and does not constitute a waiver of the Technical Events of Default or amendment to the Amended and Restated Credit Agreement beyond the amended terms specified therein.
The Company was in compliance with all such covenants and restrictions, as amended and allowable by forbearance, as of March 31, 2025.
The Company maintains the Amended and Restated Credit Facility as its single line-of-credit. At March 31, 2025, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. Due to the covenants and restrictions outlined above, the Amended and Restated Credit Facility has been classified as current on the Company’s balance sheets as of March 31, 2025 and December 31, 2024, respectively. The balance outstanding was $142,000 as of both March 31, 2025 and December 31, 2024, respectively. The Company had $13,923 in letters of credit outstanding as of both March 31, 2025 and December 31, 2024, respectively.
Net deferred financing fees on the line of credit were $11,131 and $11,886 as of March 31, 2025 and December 31, 2024, respectively. Expense recognized relating to deferred financing fees on the line of credit is included in interest expense on the condensed consolidated statements of income. For both the three months ended March 31, 2025 and 2024 this interest expense was $755, respectively.
NOTE 10.LONG-TERM DEBT
During the three months ended March 31, 2025 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans, whereas in the year ended December 31, 2024, certain of the Company's subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68,345. As of March 31, 2025, 13 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $251,927, of which $4,047 is classified as current and the remaining $247,880 is classified as non-current. As of December 31, 2024, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $252,913 of which $4,007 was classified as current and the remaining $248,906 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of March 31, 2025, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had 8 other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
annum with various maturity dates through June 1, 2027. As of March 31, 2025, the Company had $14,162 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $8,912 is classified as current and the remaining $5,250 is classified as non-current. As of December 31, 2024, the Company had $16,997 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $10,845 is classified as current and the remaining $6,152 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of March 31, 2025 and December 31, 2024. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $260,837 and $263,219 at March 31, 2025 and December 31, 2024, respectively.
Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
HUD-insured mortgage loans	$251,927	$252,913
Other non-HUD mortgage loans and promissory notes	14,162	16,997
Less: current maturities	(12,959)	(14,852)
Less: deferred financing fees, net	(4,041)	(4,074)
Total	$249,089	$250,984
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 and $20 for the three months ended March 31, 2025 and 2024, respectively.
NOTE 11.INCOME TAXES
The Company recorded income tax expense of $14,350 and $22,880 during the three months ended March 31, 2025, and 2024, respectively, or 33.6% of earnings before income taxes for the three months ended March 31, 2025, compared to 39.7% for the three months ended March 31, 2024. The change in effective tax rate in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to the change in forecasted pre-tax book income.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2021 and forward are subject to examination, and state returns for tax years 2020 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2025, and 2024, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
NOTE 12.LEASES
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Finance lease right-of-use assets are included in property and equipment and have a net balance of $138,430 and $139,472 as of March 31, 2025 and December 31, 2024, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $21,239 and $21,177 as of March 31, 2025 and December 31, 2024, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $125,163 and $125,470 as of March 31, 2025 and December 31, 2024, respectively.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
		(as restated)
Operating lease expense
Rent - cost of services (1)	$93,795	$63,513
General and administrative expense	627	810
Other variable lease costs (2)	9,247	8,914
Total operating lease expense	$103,669	$73,237
Finance lease expense
Amortization of right-of-use assets	$1,042	$537
Interest on lease liabilities	2,292	1,444
Total financing lease expense	$3,334	$1,981
Total Lease Expense	$107,003	$75,218
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $438 and $595 for the three months ended March 31, 2025 and 2024, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income and comprehensive income.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended March 31,
	2025	2024
		(as restated)
Operating cash paid for amounts included in the measurement of operating lease liabilities	$81,718	$57,459
Operating cash paid for amounts included in the measurement of finance lease liabilities	2,292	1,444
Financing cash paid for amounts included in the measurement of finance lease liabilities	244	180
Operating lease right-of-use assets obtained in exchange for lease liabilities	126,107	251,247
Finance lease right-of-use assets obtained in exchange for lease liabilities	—	6,960
Information relating to the lease term and discount rate is as follows:

As of March 31, 2025
Weighted-average remaining lease term (years)
Operating leases	14
Finance leases	6
Weighted-average discount rate
Operating leases	6.4%
Finance leases	6.1%
Maturities of lease liabilities as of March 31, 2025 were as follows:

	Finance Leases	Operating Leases	Total
2025 (remainder)	$27,354	$250,364	$277,718
2026	92,513	338,965	431,478
2027	19,132	340,271	359,403
2028	1,949	344,168	346,117
2029	1,588	346,869	348,457
2030	1,228	352,187	353,415
Thereafter	53,506	2,932,199	2,985,705
Total lease payments	$197,270	$4,905,023	$5,102,293
Less: present value discount	(50,868)	(1,739,263)	(1,790,131)
Present value of lease liabilities	$146,402	$3,165,760	$3,312,162
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Options.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income and comprehensive income.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 13.OPERATION EXPANSIONS
2025 Expansions
During the three months ended March 31, 2025, the Company’s operations and real estate portfolio grew through a long-term lease, with the addition of one stand-alone facility. This new facility added 119 skilled nursing beds operated by the Company's affiliated operating subsidiaries.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2025 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income and comprehensive income of the Company since the date the Company gained effective control.
Expansions and Divestitures After Period End
Subsequent to March 31, 2025, the Company’s operations expanded in three existing states with the addition of six stand-alone facilities, four of which were acquired through long-term leases and two of which the Company previously owned the real estate for. These new facilities added 376 skilled nursing beds and 271 assisted living beds operated by the Company’s affiliated operating subsidiaries. The aggregate purchase price for these facilities was $1,243.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring five properties associated with the Lessor Options for an aggregate purchase price of $79,351.
Subsequent to March 31, 2025, the Company also divested of one leased facility which included 120 skilled nursing beds.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $500 to $750 per claim, as well as an additional aggregate one-time deductible generally ranging from $6,000 to $10,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an external actuary to assist management in estimating the expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed consolidated balance sheets are PLGL self-insurance liabilities amounting to $242,428 and $216,534 as of March 31, 2025 and December 31, 2024, respectively, which include $33,134 and $28,593, respectively, of estimated PLGL claims that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of March 31, 2025 and December 31, 2024 include $79,733 and $76,650, respectively, that were related to unasserted claims. The Company recorded an asset for the estimated PLGL claims that will be covered by the unrelated insurer. As of March 31, 2025 this asset amounted to $5,633 and $27,501 recorded within other receivables and other assets, respectively, and as of December 31, 2024, this asset amounted to $4,861 and $23,732 recorded within other receivables and other assets, respectively, as the PLGL claims and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
Indemnities
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the condensed consolidated balance sheets for any of the periods presented.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 15.COMPUTATION OF NET INCOME PER COMMON SHARE
Basic net income per share is calculated by dividing net income attributable to the common stockholders by the weighted-average shares of common stock outstanding for the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, which are comprised of restricted stock units using treasury stock method.
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2025	2024
		(as restated)
Numerator:
Net income	$28,380	$34,819
Less: net (loss) income attributable to noncontrolling interest	(92)	2
Net income attributable to PACS Group, Inc.	$28,472	$34,817
Denominator:
Weighted average common shares outstanding	155,177,511	128,723,386

Basic net income per common share	$0.18	$0.27
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2025	2024
		(as restated)
Numerator:
Net income	$28,380	$34,819
Less: net (loss) income attributable to noncontrolling interest	(92)	2
Net income attributable to PACS Group, Inc.	$28,472	$34,817
Denominator:
Weighted average common shares outstanding	155,177,511	128,723,386
Plus: effect of diluted shares(1)	11,238,105	—
Adjusted weighted average common shares outstanding	166,415,616	128,723,386

Diluted net income per common share	$0.17	$0.27
__________________
(1) The diluted per share amounts do not reflect 16,916 common share equivalents from restricted stock units for the three months ended March 31, 2025 because of their anti-dilutive effect.
NOTE 16.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024 was based on the vesting of awards granted to date.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the Company’s initial public offering (IPO)) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of March 31, 2025, the total number of shares available for issuance under the 2024 Plan was 3,163,084.
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 ESPP, which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP (which number includes 1,501,520 shares of common stock issuable pursuant to rights granted under the plan) was equal to 1% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of March 31, 2025 the total number of shares available for issuance under the 2024 ESPP was 3,053,295 as there have been no shares issued under this plan.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted RSU awards of 1,962,425 and 0 shares during the three months ended March 31, 2025 and 2024, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the three months ended March 31, 2025 was $13.72.
A summary of the status of the Company’s non-vested RSU awards as of March 31, 2025 and changes during the three months ended March 31, 2025 is presented below:

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	11,561,818	$21.01
Granted	1,962,425	13.72
Vested	—	—
Forfeited	(440,973)	20.69
Non-vested at March 31, 2025	13,083,270	$19.92
Stock-based compensation expense
Stock-based compensation expense recognized during the three months ended March 31, 2025 and 2024 for the Company’s equity incentive plans was $12,202 and $0, respectively.
In future periods, the Company expects to recognize $213,738 in stock-based compensation expense for unvested RSU awards that were outstanding as of March 31, 2025. Future stock-based compensation expense will be recognized over 3.9 weighted average years for unvested RSU awards.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 17.SUBSEQUENT EVENTS
On November 19, 2025, the Audit Committee of the Company’s Board of Directors concluded an independent investigation that was initially disclosed in a press release issued on November 6, 2024, furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section titled “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of March 31, 2025, our portfolio consisted of 315 post-acute care, assisted living, and independent living facilities across 17 states serving over 30,400 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.1 and 96%, respectively, as of March 31, 2025. As of March 31, 2025, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.1 and 82%, respectively.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of March 31, 2025:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,352	—	—	10	1,352
California	113	13,095	26	2,934	139	16,029
Colorado	19	2,210	1	242	20	2,452
Idaho	6	407	—	—	6	407
Kansas	3	378	—	—	3	378
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	6	411	2	165	8	576
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,514	—	—	21	1,514
Pennsylvania	4	597	4	602	8	1,199
South Carolina	21	2,354	4	488	25	2,842
Tennessee	12	1,299	—	—	12	1,299
Texas	3	290	2	246	5	536
Washington	20	1,520	—	—	20	1,520
	271	29,112	44	5,441	315	34,553
During the three months ended March 31, 2025, we expanded our operations with the addition of one stand-alone skilled nursing facility. This new facility added a total of 119 skilled nursing beds to be operated by our affiliated operating subsidiaries.
Subsequent to March 31, 2025, our operations expanded in three existing states with the addition of six stand-alone facilities, four of which were acquired through long-term leases and two of which we previously owned the real estate for. Further, we expanded our portfolio of owned properties through five additional real estate purchases. For each of these five acquired properties, we previously operated the respective facilities and have now acquired the real estate associated with those operations. The new operations added 376 skilled nursing beds and 271 assisted living beds operated by our affiliated operating subsidiaries. Additionally, during the period subsequent to March 31, 2025, we divested of one leased facility which included 120 skilled nursing beds. For further discussion of our real estate properties and expansions, see Note 13, “Operation Expansions”, in the Notes to the condensed consolidated financial statements.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 27 and six assisted living and independent living facilities for the three months ended March 31, 2025 and 2024, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the three months ended March 31, 2025 and 2024:

	Total Facility Results
	Three Months Ended March 31,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$1,254,075	$912,575	$341,500	37.4%
Skilled mix by revenue	50.0%	52.0%		(2.0)%
Skilled mix by nursing patient days	29.6%	29.8%		(0.2)%
Occupancy for skilled nursing services:
Available patient days	2,898,481	2,164,061	734,420	33.9%
Actual patient days	2,585,719	1,970,602	615,117	31.2%
Occupancy rate (operational beds)	89.2%	91.1%		(1.9)%
Number of facilities at period end	288	212	76	35.8%
Number of operational beds at period end	32,309	24,315	7,994	32.9%

	Mature Facility Results
	Three Months Ended March 31,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$692,159	$282,038	$410,121	145.4%
Skilled mix by revenue	56.9%	55.6%		1.3%
Skilled mix by nursing patient days	34.1%	32.5%		1.6%
Occupancy for skilled nursing services:
Available patient days	1,363,226	634,543	728,683	114.8%
Actual patient days	1,301,707	600,003	701,704	117.0%
Occupancy rate (operational beds)	95.5%	94.6%		0.9%
Number of facilities at period end	139	65	74	113.8%
Number of operational beds at period end	15,223	6,973	8,250	118.3%

	Ramping Facility Results
	Three Months Ended March 31,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$246,770	$397,861	$(151,091)	(38.0)%
Skilled mix by revenue	44.0%	57.6%		(13.6)%
Skilled mix by nursing patient days	24.2%	34.1%		(9.9)%
Occupancy for skilled nursing services:
Available patient days	612,325	825,990	(213,665)	(25.9)%
Actual patient days	529,172	784,834	(255,662)	(32.6)%
Occupancy rate (operational beds)	86.4%	95.0%		(8.6)%
Number of facilities at period end	58	84	(26)	(31.0)%
Number of operational beds at period end	7,174	9,380	(2,206)	(23.5)%

	New Facility Results
	Three Months Ended March 31,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$315,146	$232,676	$82,470	35.4%
Skilled mix by revenue	39.9%	38.4%		1.5%
Skilled mix by nursing patient days	25.5%	21.4%		4.1%
Occupancy for skilled nursing services:
Available patient days	922,930	703,528	219,402	31.2%
Actual patient days	754,840	585,765	169,075	28.9%
Occupancy rate (operational beds)	81.8%	83.3%		(1.5)%
Number of facilities at period end	91	63	28	44.4%
Number of operational beds at period end	9,912	7,962	1,950	24.5%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	41.3%	37.6%	32.6%	39.2%	21.2%	22.1%	34.4%	34.3%
Managed care	15.6	18.0	11.4	18.4	18.7	16.3	15.6	17.7
Skilled mix	56.9	55.6	44.0	57.6	39.9	38.4	50.0	52.0
Medicaid	34.9	37.8	47.3	35.2	50.7	52.7	41.4	40.5
Private and other	8.2	6.6	8.7	7.2	9.4	8.9	8.6	7.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	22.0%	18.6%	15.5%	20.2%	11.6%	9.7%	17.7%	16.6%
Managed care	12.1	13.9	8.7	13.9	13.9	11.7	11.9	13.2
Skilled mix	34.1	32.5	24.2	34.1	25.5	21.4	29.6	29.8
Medicaid	57.1	59.4	66.6	56.9	64.0	68.6	61.1	61.2
Private and other	8.8	8.1	9.2	9.0	10.5	10.0	9.3	9.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Average daily rate	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$981.74	$937.66	$983.51	$968.59	$771.85	$917.80	$941.86	$949.23
Managed care	679.15	601.48	621.39	660.85	569.38	558.19	633.00	614.99
Total for skilled patient payors (1)	875.06	794.16	854.19	843.08	661.40	721.10	817.72	800.91
Medicaid	319.31	295.05	334.65	308.88	335.35	308.60	327.64	304.70
Private and other	488.77	380.32	444.93	408.15	379.67	354.26	444.41	382.61
Total (2)	$523.52	$464.08	$470.76	$500.21	$423.17	$401.37	$483.43	$459.83
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). EBITDA and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net income to the Non-GAAP Financial Measures in the table below, together with our condensed consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.

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
EBITDA – We calculate EBITDA as net income, adjusted for net (loss) income attributable to noncontrolling interest, before: interest expense; provision for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, gains on lease termination, stock-based compensation expense, legal and other costs, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Legal and other costs include legal and professional fees incurred associated with the Audit Committee’s independent investigation and with other ongoing investigations.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a consolidated basis for the periods presented:

	Three Months Ended March 31,
	2025	2024

		(as restated)
	(in thousands)
Net income	$28,380	$34,819
Less: Net (loss) income attributable to noncontrolling interest	(92)	2
Add: Interest expense	6,904	16,096
Provision for income taxes	14,350	22,880
Depreciation and amortization	12,705	8,116
EBITDA	$62,431	$81,909
Adjustments to EBITDA:
Acquisition related costs	137	207
Gain on lease termination	—	(8,046)
Stock-based compensation expense	12,202	—
Legal and other costs	22,804	—
Adjusted EBITDA	$97,574	$74,070
Rent - cost of services	93,795	63,513
Adjusted EBITDAR	$191,369
Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% of our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the three months ended March 31, 2025 and 2024, skilled nursing services revenue represented over 99% of patient and resident service revenue.
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
Rent - Cost of Services
Rent - cost of services consists solely of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 271 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
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
Other expense, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, and gains from lease termination.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,		Change
	2025	2024	$	%

		(as restated)
	( in thousands)
Revenue
Patient and resident service revenue	$1,276,985	$919,413	$357,572	38.9%
Other revenue	165	423	(258)	(61.0)%
Total Revenue	$1,277,150	$919,836	$357,314	38.8%
Operating Expenses
Cost of services	1,023,791	735,992	287,799	39.1%
Rent - cost of services	93,795	63,513	30,282	47.7%
General and administrative expense	98,719	46,906	51,813	110.5%
Depreciation and amortization	12,705	8,116	4,589	56.5%
Total Operating Expenses	$1,229,010	$854,527	$374,483	43.8%
Operating income	48,140	65,309	(17,169)	(26.3)%
Other (Expense) Income
Interest expense	(6,904)	(16,096)	9,192	(57.1)%
Gain on lease termination	—	8,046	(8,046)	100.0%
Other income, net	1,494	440	1,054	239.5%
Total Other Expense, Net	$(5,410)	$(7,610)	$2,200	(28.9)%
Income before provision for income taxes	42,730	57,699	(14,969)	(25.9)%
Provision for income taxes	14,350	22,880	(8,530)	(37.3)%
Net Income	$28,380	$34,819	$(6,439)	(18.5)%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $357.6 million to $1.3 billion for the three months ended March 31, 2025, a 38.9% increase compared to the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, skilled nursing services revenue represented more than 99% of patient and resident service revenue.
Skilled nursing services revenue increased by 37.4%, or $341.5 million, to $1.3 billion for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This change was driven by an increase in patient days of 615,117 or 31.2% primarily due to an increase in operational beds of 7,994, or 32.9%, from March 31, 2024 to March 31, 2025. New facilities experienced a slight decrease in occupancy, from 83.3% for the three months ended March 31, 2024 to 81.8% for the three months ended March 31, 2025 due to our large number of recent new acquisitions. Our relatively high occupancy rate across all facilities of 89.2% for the three months ended March 31, 2025, reflects a decrease compared to 91.1% for the three months ended March 31, 2024, driven by decreases in both the New and Ramping facility cohorts.
Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates decreased by 0.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Our average Medicaid rates increased 7.5% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Other revenue - Other revenue decreased to $0.2 million for the three months ended March 31, 2025, compared to $0.4 million for the same period in the prior year.

Cost of services
Cost of services increased by $287.8 million to $1.0 billion, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The 39.1% increase was primarily driven by an increase of $170.9 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 176 as of March 31, 2024 to 315 as of March 31, 2025, an increase of 79.0%. Of the salaries and wages increase, those attributable to New facilities purchased after March 31, 2024 accounted for $141.1 million or 82.6% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $37.1 million in administrative expenses for facilities; $36.3 million in contracted services made up of $9.5 million from New facilities, or 26.1%, and the remaining $26.8 million from Ramping and Mature facilities; $20.3 million in nursing and dietary expenses, made up of $7.3 million from New facilities; and $11.4 million from liability insurance; with the remainder spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $93.8 million for the three months ended March 31, 2025, compared to $63.5 million for the three months ended March 31, 2024. The increase was primarily attributable to the addition of new facilities with operating leases throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $51.8 million, to $98.7 million for the three months ended March 31, 2025, compared to $46.9 million for the three months ended March 31, 2024. This increase was primarily due to an increase in professional fees including a $22.8 million increase in legal fees incurred associated with the Audit Committee’s independent investigation and with ongoing government investigations for the three months ended March 31, 2025. This increase was further driven by stock compensation expense recognized during the quarter which accounted for $12.2 million of the increase. The change was also impacted by an increase in salaries and wages of $8.7 million, or 24.3%, driven by growth in operations.
Depreciation and amortization
Depreciation and amortization increased by $4.6 million to $12.7 million, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase is directly attributable to new real estate obtained through acquisitions as well as our finance lease portfolio.
Other expense, net
Other expense, net was $5.4 million for the three months ended March 31, 2025, a decrease of $2.2 million compared to the three months ended March 31, 2024. Other expense, net consists of interest expense which decreased by $9.2 million, to $6.9 million for the three months ended March 31, 2025, driven by a decrease in amounts drawn on our line of credit and long-term debt of $380.6 million from March 31, 2024 to March 31, 2025. The three months ended March 31, 2024 included a gain of $8.0 million recognized upon the termination of a lease and there was no comparable activity for the three months ended March 31, 2025. Additionally, other income, net increased by $1.1 million compared to the three months ended March 31, 2024, driven by an increase in unrealized gains on investments.
Provision for income taxes
Provision for income taxes totaled $14.4 million for the three months ended March 31, 2025, representing an effective tax rate of 33.6%, compared to a provision for income tax of $22.9 million and an effective tax rate of 39.7% for the three months ended March 31, 2024. The change in effective tax rate in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the change in forecasted pre-tax book income. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
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
As of March 31, 2025 and September 30, 2025, we had cash and cash equivalents of $287.5 million and $355.7 million, respectively. The total principal amount outstanding under our Amended and Restated Credit Facility as of March 31, 2025 and September 30, 2025, was $142.0 million and $100.0 million, respectively. In addition, we had outstanding letters of credit of $13.9 million as of both March 31, 2025 and September 30, 2025, respectively.
As described in more detail below, we are in a state of forbearance with the lenders associated with the Amended and Restated Credit Facility and as a result, we are currently unable to borrow additional amounts. We are in active discussions with the Required Lenders (as defined in the Amended and Restated Credit Agreement) regarding the terms of an amendment and waiver to our Amended and Restated Credit Facility and expect to reach an agreement before the end of the forbearance period to be able to borrow additional amounts.
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility, subject to entrance into the agreement described above, as our single line-of-credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. We paid no cash to fund real estate acquisitions for the three months ended March 31, 2025, compared to $78.5 million, for the three months ended March 31, 2024.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

		(as restated)
	(in thousands)
Net cash provided by/(used in):
Operating activities	$150,244	$58,751
Investing activities	(16,416)	(118,669)
Financing activities	(4,065)	34,489
Net change in cash	$129,763	$(25,429)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$290,605	$93,275
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2025 of $150.2 million increased by $91.5 million as compared with the same period in 2024. The increase was driven by an increase in cash flows from the change in operating assets and liabilities of $100.4 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact of collections to net income is driven by growth in operating facilities period-over-period, accompanied by a decrease in days sales outstanding of 3.6, from 57.5 as of March 31, 2024 to 53.9 as of March 31, 2025. This reduction in days sales outstanding is primarily due to a focus on increasing collections on revenue.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the three months ended March 31, 2025 of $16.4 million decreased by $102.3 million as compared with the same period in 2024. The decrease in cash used was attributable to no cash being used for investment in partnerships, other investments consisting of holdings in investment grade bond mutual funds, or in the acquisition of facilities during the three months ended March 31, 2025. During the three months ended March 31, 2024, we used cash of $5.1 million, $25.0 million, and $78.5 million for these purposes, respectively. This reduction was offset by an increase of $7.0 million in cash used to purchase property and equipment in excess of cash used for these purposes in three months ended March 31, 2024.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the three months ended March 31, 2025 of $4.1 million increased by $38.7 million as compared to the net cash provided by financing activities of $34.5 million during the same period in 2024. This difference is due to net borrowings of $17.0 million and $35.0 million from our line of credit and long-term debt, respectively, during the three months ended March 31, 2024 compared to net payments of $4.1 million on our line of credits during the three months ended March 31, 2025. This was offset by a reduction in cash used to pay dividends on common stock of $17.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Credit facility amendments
On May 16, 2024, we entered into an amendment to the Amended and Restated Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of PACS Group, Inc. to the Amended and Restated Credit Facility, as further set forth therein. On November 14, 2024, we entered into another amendment to the Amended and Restated Credit Facility that, among other things, extended the deadline for our delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, we entered into further amendments to the Amended and Restated Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment also supplemented the Amended and Restated Credit Agreement’s financial covenants requiring us to maintain unrestricted cash and certain permitted investments of at least $100 million until we deliver audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
On July 24, 2025 and August 13, 2025 we entered into two separate forbearance agreements with the Truist Bank, as administrative agent (the “Administrative Agent”) and the lenders, pursuant to which the lenders agreed to temporarily forbear from exercising remedies under the Amended and Restated Credit Facility with respect to certain technical events of default, including without limitation matters relating to inaccuracies in certain representations and warranties made, which inaccuracies also triggered an event of default under the Third Consolidated Master Lease, dated June 30, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Omega Master Lease”), which in turn triggered an additional event of default under the Amended and Restated Credit Facility. In addition, a separate representation and warranty event of default occurred under the Omega Master Lease, which triggered an event of default under the Amended and Restated Credit Agreement (all such technical events of default under the Amended and

Restated Credit Facility, the “Initial Technical Events of Default”). The August 13, 2025 Forbearance Agreement and Fifth Amendment to the Credit Agreement required that the Liquidity Requirement remain in place for the entirety of the forbearance period and further extended the delivery period with respect to the fiscal year 2024 financial statements. The forbearance period was scheduled to run until October 31, 2025, subject to extension by the Administrative Agent through November 30, 2025, or by the Required Lenders thereafter, or earlier termination upon the occurrence of certain specified events of default.
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
The October Forbearance Agreement provides for the same forbearance period as the prior forbearance agreements. Following the October Forbearance Agreement, the Administrative Agent agreed to extend the forbearance period thereunder through November 30, 2025. During the forbearance period, we are required to comply with certain additional specified conditions, including the continued maintenance of minimum liquidity of $100 million, limitations on certain investments and acquisitions, and a prohibition on the borrowing of new loans under the Amended and Restated Credit Facility. The October Forbearance Agreement is intended to provide us with temporary relief while addressing the Technical Events of Default and does not constitute a waiver of the Technical Events of Default or amendment to the Amended and Restated Credit Agreement beyond the amended terms specified therein.
We are in active discussions with the Required Lenders regarding the terms of an amendment and waiver to our Amended and Restated Credit Facility and expect to reach an agreement following the end of the forbearance period.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2025, we had $13.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Critical Accounting Estimates
Our condensed consolidated financial statements and accompanying notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, cash flows, revenues and expenses, and related disclosure of contingent assets and liabilities.
See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2024.
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 3, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of March 31, 2025, we had $142.0 million of variable rate debt, therefore none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of March 31, 2025, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $0.9 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $0.9 million.
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
Our cash and cash equivalents as of March 31, 2025 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of March 31, 2025, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $259.5 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of March 31, 2025 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, due to the material weaknesses described below.
Considering the material weaknesses described below, management performed additional analysis and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the quarterly period ended March 31, 2025, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on November 19, 2025, under the heading “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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