Form 10-Q
period 2025-06-30
PACS Group, Inc.
filed 2025-11-19
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$294,173	$157,674
Accounts receivable, net	638,127	641,775
Other receivables	51,645	74,746
Prepaid expenses and other current assets	93,276	64,066
Total Current Assets	1,077,221	938,261
Property and equipment, net	1,032,474	990,580
Operating lease right-of-use assets	3,034,828	2,994,519
Insurance subsidiary deposits and investments	79,159	66,258
Escrow funds	23,406	25,122
Goodwill and other indefinite-lived assets	67,061	67,061
Other assets	188,020	161,108
Total Assets	$5,502,169	$5,242,909

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$172,023	$175,062
Accrued payroll and benefits	193,034	146,177
Current operating lease liabilities	145,041	136,232
Current maturities of long-term debt	10,146	14,852
Current portion of accrued self-insurance liabilities	83,453	75,966
Line of credit	142,000	142,000
Refund liability	173,595	145,795
Other accrued expenses	247,939	142,348
Total Current Liabilities	1,167,231	978,432
Long-term operating lease liabilities	2,991,408	2,935,773
Long-term debt, less current maturities, net of deferred financing fees	246,992	250,984
Accrued self-insurance liabilities, less current portion	207,635	164,979
Other liabilities	76,235	197,050
Total Liabilities	$4,689,501	$4,527,218
Commitments and contingencies (Note 14)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 156,569,693 shares issued and outstanding as of June 30, 2025, and 155,177,511 shares issued and outstanding as of December 31, 2024	157	155
Additional paid-in capital	609,212	591,363
Retained earnings	197,471	118,036
Total stockholders' equity	806,840	709,554
Noncontrolling interest in subsidiary	5,828	6,137
Total Equity	$812,668	$715,691
Total Liabilities and Equity	$5,502,169	$5,242,909

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except for share and per share values)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Revenue
Patient and resident service revenue	$1,308,881	$935,257	$2,585,866	$1,854,670
Other revenues	355	448	520	871
Total Revenue	$1,309,236	$935,705	$2,586,386	$1,855,541
Operating Expenses
Cost of services	1,020,879	762,147	2,044,670	1,498,139
Rent - cost of services	94,348	64,809	188,143	128,322
General and administrative expense	100,332	136,674	199,051	183,580
Depreciation and amortization	13,178	9,254	25,883	17,370
Total Operating Expenses	$1,228,737	$972,884	$2,457,747	$1,827,411
Operating income (loss)	80,499	(37,179)	128,639	28,130
Other (Expense) Income
Interest expense	(4,354)	(9,915)	(11,258)	(26,011)
Gain on lease termination	—	—	—	8,046
Other income (expense), net	2,467	(3,905)	3,961	(3,465)
Total Other Expense, Net	$(1,887)	$(13,820)	$(7,297)	$(21,430)
Income (loss) before provision for income taxes	78,612	(50,999)	121,342	6,700
Provision (benefit) for income taxes	27,646	(19,123)	41,996	3,757
Net Income (Loss)	$50,966	$(31,876)	$79,346	$2,943
Less:
Net income (loss) attributable to noncontrolling interest	3	2	(89)	4
Net Income (Loss) Attributable To PACS Group, Inc.	$50,963	$(31,878)	$79,435	$2,939
Net Income (Loss) Per Share Attributable To PACS Group, Inc.
Basic	$0.33	$(0.21)	$0.51	$0.02
Diluted	$0.31	$(0.21)	$0.48	$0.02
Weighted-Average Common Shares Outstanding
Basic	156,335,230	149,463,655	155,759,569	139,093,520
Diluted	165,474,133	149,463,655	165,942,274	139,684,618
Other Comprehensive Loss, Net of Tax:
Unrealized loss on available-for-sale debt securities, net of tax	$—	$(201)	$—	$—
Total other comprehensive loss	$—	$(201)	$—	$—
Comprehensive Income (Loss)	$50,966	$(32,077)	$79,346	$2,943
Less:
Comprehensive income (loss) attributable to noncontrolling interest	3	2	(89)	4
Comprehensive Income (Loss) Attributable To PACS Group, Inc.	$50,963	$(32,079)	$79,435	$2,939
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	$591,363	$118,036	$6,137	$—	$715,691
Employee stock-based compensation	—	—	12,202	—	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	—	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$—	$756,273
Noncontrolling interest distribution	—	—	—	—	(220)	—	(220)
Shares issued and employee tax withholding on vesting of restricted stock units	1,392,182	2	(7,957)	—	—	—	(7,955)
Employee stock-based compensation	—	—	13,604	—	—	—	13,604
Net income attributable to noncontrolling interest	—	—	—	—	3	—	3
Net income attributable to PACS Group, Inc.	—	—	—	50,963	—	—	50,963
Balance June 30, 2025	156,569,693	$157	$609,212	$197,471	$5,828	$—	$812,668

	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc. (as restated)	—	—	—	34,817	—	—	34,817
Balance March 31, 2024 (as restated)	128,723,386	$129	$—	$113,340	$5,602	$201	$119,272
Contributions	—	—	—	—	502	—	502
Issuance of common stock	21,428,572	21	414,136	—	—	—	414,157
Employee stock-based compensation	3,847,652	4	90,932	—	—	—	90,936
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,596)	—	—	—	(33,598)
Dividends on common stock ($0.1066 per share)	—	—	—	(16,247)	—	—	(16,247)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net loss attributable to PACS Group, Inc. (as restated)	—	—	—	(31,878)	—	—	(31,878)
Balance June 30, 2024 (as restated)	152,399,733	$152	$471,472	$65,215	$6,106	$—	$542,945
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended June 30,
	2025	2024
		(as restated)
Cash flows from operating activities
Net income	$79,346	$2,943
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,883	17,370
Amortization of deferred financing fees	1,574	1,551
Stock-based compensation	25,806	90,936
Loss on investment in partnership	312	4,288
Gain on insurance subsidiary deposits and investments	(2,864)	(476)
Deferred taxes	(17,029)	(34,653)
Noncash lease expense	25,140	14,603
Other noncash operating activities, net	29	343
Change in operating assets and liabilities
Accounts receivable, net	3,648	(32,330)
Other receivables	23,101	1,863
Prepaid expenses and other current assets	(23,836)	(11,747)
Other assets	(14,526)	(1,021)
Escrow funds	1,716	(3,882)
Operating lease liabilities	(1,005)	(10,194)
Accounts payable	(4,740)	(17,203)
Accrued payroll and benefits	43,959	7,137
Accrued self-insurance liabilities	50,143	29,660
Refund liability	27,800	30,586
Other accrued expenses	105,875	5,480
Other liabilities	(147,514)	(1,731)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$202,818	$93,523

Cash flows from investing activities
Investment in partnerships	$—	$(5,081)
Non-operating distributions from investment in partnership	2,822	1,190
Purchase of available-for-sale securities	(15,111)	(35,000)
Acquisition of facilities	(243)	(174,650)
Purchase of property and equipment	(36,289)	(26,093)
NET CASH USED IN INVESTING ACTIVITIES	$(48,821)	$(239,634)

Cash flows from financing activities
Borrowing on line of credit, net of deferred financing fees	$—	$288,000
Payments on line of credit	—	(560,000)
Borrowings of long-term debt, net of deferred financing fees	—	39,757
Payments on long-term debt	(9,022)	(9,836)
Noncontrolling interest distribution	(220)	—
Contributions from noncontrolling interest	—	502
Dividends on common stock	—	(33,721)
Proceeds from initial public offering, net of issuance costs	—	414,157
Taxes paid related to net share settlement of stock-based compensation awards	(7,955)	(33,598)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(17,197)	$105,261

Net change in cash	136,800	(40,850)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$297,642	$77,854

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,959	$26,983
Income taxes	$80,419	$43,455

Non-cash financing and investing activity
Accrued capital expenditures	$5,417	$5,154
Assets acquired in operation expansions through settlement of notes receivable	$—	$500
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of June 30, 2025, PACS Group subsidiaries operated 316 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Pennsylvania, Oregon, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,208 skilled nursing beds and 2,419 assisted living beds as of that date. As of June 30, 2025, PACS Group subsidiaries operated 270 facilities under long-term lease arrangements and had options to purchase 37 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 46 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries and three post-acute care facilities that are operated by non-affiliated operating entities.
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
NOTE 2.RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The Company has restated herein its condensed combined/consolidated financial statements as of and for the three and six months ended June 30, 2024. The Company has also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable. The restatement of the condensed combined/consolidated financial statements as of and for the three and six months ended June 30, 2024 was previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In connection with the restatement, the Company adjusted revenue. Additional financial statement lines were impacted by the restatement on the unaudited condensed combined/consolidated balance sheets and statements of income (loss) and comprehensive income (loss) for the restated periods related to the associated claw-back of certain bonuses and any related tax impact of the adjustments. The financial statement line items impacted include the following:
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
The following tables present the unaudited condensed combined/consolidated balance sheets, statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as previously reported, the restatement adjustments and the unaudited condensed combined/consolidated balance sheets for the quarter ended June 30, 2024 and the unaudited statements of income (loss) and comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows as adjusted for the quarter and year to date periods ended June 30, 2024.

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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of condensed consolidated income (loss) that is attributable to the Company and the noncontrolling interest in its condensed consolidated statements of income (loss) and comprehensive income (loss).
The accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following presents all cash and cash equivalents and restricted cash on the condensed consolidated balance sheets and reconcile to total cash included on the condensed consolidated statements of cash flows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$294,173	$157,674
Restricted cash (included in prepaid expenses and other current assets)	3,469	3,168
Total cash, cash equivalents, and restricted cash	$297,642	$160,842
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At June 30, 2025 and December 31, 2024, the allowance for credit losses was immaterial to the condensed consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience with those payors. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed consolidated statements of income (loss) and comprehensive income (loss).
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges, which do not increase the useful lives of the assets, are charged to expense as incurred. Depreciation

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
is computed using the straight-line method over the estimated useful life of the property and equipment. The following is a summary of the estimated useful lives of the Company’s depreciable assets:
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
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain at the commencement of the lease. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the condensed consolidated statements of income (loss) and comprehensive income (loss) on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases.
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the six months ended June 30, 2025 and 2024.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Investment in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition, including amortization of certain basis differences, in the other income (expense), net line in the Company’s condensed consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s condensed consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s combined/consolidated balance sheets. The Company evaluates its investment, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the six months ended June 30, 2025 and 2024.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to an entity operated by the Company upon completion which occurred in the final quarter of 2024. The noncontrolling interest in subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s condensed consolidated balance sheets since these interests are not redeemable. The Company presents net income (loss) attributable to noncontrolling interest and net income (loss) attributable to PACS Group, Inc. in its condensed consolidated statements of income (loss) and comprehensive income (loss). The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.
Advertising
Advertising costs are expensed as incurred. Advertising expenses included in the Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) were $2,391 and $1,710 for the three months ended June 30, 2025 and 2024, respectively, and were $4,696 and $3,740 for the six months ended June 30, 2025 and 2024, respectively.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 21% and 36% of total accounts receivable, respectively, at June 30, 2025 and 18% and 39% of total accounts receivable, respectively, at December 31, 2024. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 49% of the Company’s skilled nursing beds are located in California.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values, ratably over the requisite service period of the award. Net income (loss) reflects the recognition of the fair value of all restricted stock unit awards issued, the amount of which is based upon the number of grants and other variables. The Company accounts for award forfeitures as they occur.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). There were no components of comprehensive income for the six months ended June 30, 2025. For the six months ended June 30, 2024, comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale debt securities.
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
NOTE 4.BUSINESS SEGMENTS
The Company has one reportable segment. The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole. The Company does not distinguish between markets or regions for the purpose of allocating resources. This structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The segment’s measure of profit or loss is net income (loss) which is also reported on the condensed consolidated statements of income (loss) and comprehensive income (loss). Net income (loss) is also used to monitor budget versus actual results.
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
The following table sets forth financial information for the segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Revenue	$1,309,236	$935,705	$2,586,386	$1,855,541
Less:
Labor expense(1)	686,436	501,983	1,363,456	999,385
Depreciation and amortization	13,178	9,254	25,883	17,370
Interest expense, net	4,354	9,915	11,258	26,011
Equity in the net loss of investees accounted for under the equity method	14	4,408	312	4,288
Provision (benefit) for income taxes	27,646	(19,123)	41,996	3,757
Other segment items(2)	526,642	461,144	1,064,135	801,787
Segment net income (loss)	$50,966	$(31,876)	$79,346	$2,943
(1) Labor expense includes nursing and departmental salaries and wages, payroll taxes and benefits, and agency staffing expenses.
(2) Other segment items included in segment net income (loss) include cost of services except for labor cost of services, rent - cost of services, general and administrative expense except for labor general and administrative expense, gain on lease termination, and other (expense) income except for interest expense, net, equity in the net income of investees accounted for under the equity method.
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
The Company maintains a refund liability for consideration collected related to revenue that is not probable that a significant revenue reversal will not occur. The Company expects to refund some or all of that consideration back to the payor. The balance of the refund liability was $173,595 and $145,795 as of June 30, 2025 and December 31, 2024, respectively, and is presented within current liabilities on the Company's condensed consolidated balance sheets.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 34.6% and 34.4% of the Company’s condensed consolidated net patient and resident revenue for the three months ended June 30, 2025 and 2024, respectively, and 34.6% and 34.5% of the Company’s condensed consolidated net patient and resident revenue for the six months ended June 30, 2025 and 2024, respectively.
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 40.1% and 40.0% of the Company’s condensed consolidated net patient and resident revenue for the three months ended June 30, 2025 and 2024, respectively, and 40.2% and 39.7% of the Company’s condensed consolidated net patient and resident revenue for the six months ended June 30, 2025 and 2024, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 25.3% and 25.6% of the Company’s condensed consolidated net patient and resident revenue for the three months ended June 30, 2025 and 2024, respectively, and 25.2% and 25.8% of the Company’s condensed consolidated net patient and resident revenue for the six months ended June 30, 2025 and 2024, respectively.

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
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of June 30, 2025 and December 31, 2024.
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
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue
			(as restated)	(as restated)
Medicare	$452,507	34.6%	$321,910	34.4%
Medicaid	524,578	40.1%	373,818	40.0%
Managed care	233,826	17.8%	191,266	20.4%
Private and other	97,970	7.5%	48,263	5.2%
Total patient and resident service revenue	$1,308,881	100.0%	$935,257	100.0%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

	Six Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue
			(as restated)	(as restated)
Medicare	$895,110	34.6%	$640,366	34.5%
Medicaid	1,040,063	40.2%	736,170	39.7%
Managed care	472,021	18.3%	375,548	20.3%
Private and other	178,672	6.9%	102,586	5.5%
Total patient and resident service revenue	$2,585,866	100.0%	$1,854,670	100.0%
Coronavirus Aid, Relief, and Economic Security (CARES) Act
The CARES Act of 2020 provided for refundable payroll tax credits known as the Employee Retention Tax Credit, which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of June 30, 2025 and December 31, 2024, the Company has recorded $22,404 and $21,917, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.
NOTE 6.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2025	December 31, 2024
Buildings and improvements	$664,093	$654,975
Leasehold improvements	96,286	79,440
Furniture, fixtures, and other	117,464	107,896
Construction in process	26,001	23,952
Land	84,774	84,774
Finance lease right-of-use assets	174,861	145,262
	1,163,479	1,096,299
Less: accumulated depreciation and amortization	(131,005)	(105,719)
Property and equipment, net	$1,032,474	$990,580
The Company did not record any impairment charges for the six months ended June 30, 2025, and 2024.
See Note 13, “Operation Expansions”, for information on expansions and disposals during the six months ended June 30, 2025.
NOTE 7.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $79,159 and $66,258 as of June 30, 2025 and December 31, 2024, respectively. The fair value of the insurance subsidiary deposits and investments include net unrealized gains of $3,248 and $384 as of June 30, 2025 and December 31, 2024, respectively. Gains and losses on investments are recorded within other expense, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 8.INVESTMENT IN PARTNERSHIPS
As of June 30, 2025 and December 31, 2024, the Company held $34,033 and $37,167, respectively, in multiple equity investments, referred to as partnerships. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
The Company holds a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). As of June 30, 2025, this investment held three post-acute care facilities that were operated by non-affiliated operating entities. BRFS is a variable interest entity (VIE), however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $15,592 and $15,528 on the Company’s balance sheets as of June 30, 2025 and December 31, 2024, respectively. On August 1, 2025, the Company took over the operations of these three post-acute care facilities.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). Saddle acquired the operations for all 53 facilities included in the 2024 Prestige acquisition and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager to be a de facto agent to the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, the Saddle manager is the primary beneficiary and therefore the Company does not consolidate the entity. The investment was $6,702 and $8,536 on the Company’s balance sheets as of June 30, 2025 and December 31, 2024, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,514 in an entity representing an ownership of 49.0%. Loss from the investment in partnerships was $14 and $4,408 for the three months ended June 30, 2025 and 2024, respectively, and was $312 and $4,288 for the six months ended June 30, 2025, and 2024, respectively.
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
The Company was in compliance with all such covenants and restrictions, as amended and allowable by forbearance, as of June 30, 2025.
The Company maintains the Amended and Restated Credit Facility as its single line-of-credit. At June 30, 2025, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. Due to the covenants and restrictions outlined above, the Amended and Restated Credit Facility has been classified as current on the Company’s balance sheets as of June 30, 2025 and December 31, 2024, respectively. The balance outstanding was $142,000 as of both June 30, 2025 and December 31, 2024, respectively. The Company had $13,923 in letters of credit outstanding as of both June 30, 2025 and December 31, 2024, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Net deferred financing fees on the line of credit were $10,377 and $11,886 as of June 30, 2025 and December 31, 2024, respectively. Expense recognized relating to deferred financing fees on the line of credit is included in interest expense on the condensed consolidated statements of income. For both the three months ended June 30, 2025 and 2024 this interest expense was $755, respectively, and for both the six months ended June 30, 2025 and 2024 this interest expense was $1,510, respectively.
NOTE 10.LONG-TERM DEBT
During the six months ended June 30, 2025 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans, whereas in the year ended December 31, 2024, certain of the Company's subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68,345. As of June 30, 2025, 13 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $250,930, of which $4,087 is classified as current and the remaining $246,843 is classified as non-current. As of December 31, 2024, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $252,913 of which $4,007 was classified as current and the remaining $248,906 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of June 30, 2025, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had seven other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from of 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of June 30, 2025, the Company had $10,217 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $6,059 is classified as current and the remaining $4,158 is classified as non-current. As of December 31, 2024, the Company had $16,997 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $10,845 is classified as current and the remaining $6,152 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of June 30, 2025 and December 31, 2024. The notes and loans above are secured through and guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $258,710 and $263,219 at June 30, 2025 and December 31, 2024, respectively.
Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
HUD-insured mortgage loans	$250,930	$252,913
Other non-HUD mortgage loans and promissory notes	10,217	16,997
Less: current maturities	(10,146)	(14,852)
Less: deferred financing fees, net	(4,009)	(4,074)
Total	$246,992	$250,984
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 and $21 for the three months ended June 30, 2025 and 2024, respectively, and $64 and $41 for the six months ended June 30, 2025 and 2024, respectively.
NOTE 11.INCOME TAXES
The Company recorded income tax expense of $41,996 and $3,757 during the six months ended June 30, 2025, and 2024, respectively, or 34.6% of earnings before income taxes for the six months ended June 30, 2025, compared to 56.1% for the six months ended June 30, 2024. The change in effective tax rate in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the change in forecasted pre-tax book income.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2021 and forward are subject to examination, and state returns for tax years 2020 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2025, and 2024, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
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
In addition, for seven of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $118,751 and can be exercised by the lessor through June 14, 2026 (the “Lessor Options”). For other facility finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a net balance of $166,888 and $139,472 as of June 30, 2025 and December 31, 2024, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $135,057 and $21,177 as of June 30, 2025 and December 31, 2024, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $37,904 and $125,470 as of June 30, 2025 and December 31, 2024, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Operating lease expense
Rent - cost of services (1)	$94,348	$64,809	$188,143	$128,322
General and administrative expense	645	607	1,272	1,417
Other variable lease costs (2)	9,664	8,119	18,911	17,033
Total operating lease expense	$104,657	$73,535	$208,326	$146,772
Finance lease expense
Amortization of right-of-use assets	$1,140	$801	$2,182	$1,338
Interest on lease liabilities	2,505	1,465	4,797	2,909
Total financing lease expense	$3,645	$2,266	$6,979	$4,247
Total Lease Expense	$108,302	$75,801	$215,305	$151,019
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $417 and $598 for the three months ended June 30, 2025 and 2024, respectively, and $855 and $1,193 for the six months ended June 30, 2025 and 2024, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
The following table summarizes supplemental cash flow information related to leases:

	Six Months Ended June 30,
	2025	2024
		(as restated)
Operating cash paid for amounts included in the measurement of operating lease liabilities	$164,274	$115,136
Operating cash paid for amounts included in the measurement of finance lease liabilities	4,798	2,909
Financing cash paid for amounts included in the measurement of finance lease liabilities	284	361
Operating lease right-of-use assets obtained in exchange for lease liabilities	139,028	259,201
Finance lease right-of-use assets obtained in exchange for lease liabilities	29,598	6,960
Decrease in finance lease right-of-use assets and liabilities due to lease termination/modification	—	(2,272)
Information relating to the lease term and discount rate is as follows:

As of June 30, 2025
Weighted-average remaining lease term (years)
Operating leases	13
Finance leases	5
Weighted-average discount rate
Operating leases	6.4%
Finance leases	6.1%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of June 30, 2025 were as follows:

	Finance Leases	Operating Leases	Total
2025 (remainder)	$24,809	$167,295	$192,104
2026	120,926	339,521	460,447
2027	19,132	340,838	359,970
2028	1,949	344,767	346,716
2029	1,588	347,328	348,916
2030	1,228	352,665	353,893
Thereafter	53,506	2,937,385	2,990,891
Total lease payments	$223,138	$4,829,799	$5,052,937
Less: present value discount	(50,177)	(1,693,350)	(1,743,527)
Present value of lease liabilities	$172,961	$3,136,449	$3,309,410
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Options.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income (loss) and comprehensive income (loss).
NOTE 13.OPERATION EXPANSIONS
2025 Expansions
During the six months ended June 30, 2025, the Company grew through the addition of operations at three stand-alone facilities. The aggregate purchase price for these acquisitions was $243. The Company entered into long-term leases at the new facilities. The acquisitions added 119 skilled nursing beds and 175 assisted living beds operated by the Company's affiliated operating subsidiaries. Additionally, during the same period the Company divested of one leased facility which included 120 skilled nursing beds.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2025 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income (loss) and comprehensive income (loss) of the Company since the date the Company gained effective control.
Expansions After Period End
Subsequent to June 30, 2025, the Company’s operations expanded in two existing states with the addition of four stand-alone facilities, all of which were acquired through long-term leases. The new operations added 376 skilled nursing beds and 96 assisted living beds operated by the Company’s affiliated operating subsidiaries. The aggregate purchase price for these facilities was $1,000.
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
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $500 to $750 per claim, as well as an additional aggregate one-time deductible generally ranging from $6,000 to $10,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an external actuary to assist management in estimating the expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed consolidated balance sheets are PLGL self-insurance liabilities amounting to $276,414 and $216,534 as of June 30, 2025 and December 31, 2024, respectively, which include $43,201 and $28,593, respectively, of estimated PLGL claims that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of June 30, 2025 and December 31, 2024 include $93,519 and $76,650, respectively, that were related to unasserted claims. The Company recorded an asset for the estimated PLGL claims that will be covered by the

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
unrelated insurer. As of June 30, 2025 this asset amounted to $7,344 and $35,857 recorded within other receivables and other assets, respectively, and as of December 31, 2024, this asset amounted to $4,861 and $23,732 recorded within other receivables and other assets, respectively, as the PLGL claims and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.
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
NOTE 15.COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to the common stockholders by the weighted-average shares of common stock outstanding for the period. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, which are comprised of restricted stock units using the treasury stock method.
A reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Numerator:
Net income (loss)	$50,966	$(31,876)	$79,346	$2,943
Less: net income (loss) attributable to noncontrolling interest	3	2	(89)	4
Net income (loss) attributable to PACS Group, Inc.	$50,963	$(31,878)	$79,435	$2,939
Denominator:
Weighted average common shares outstanding	156,335,230	149,463,655	155,759,569	139,093,520

Basic net income (loss) per common share	$0.33	$(0.21)	$0.51	$0.02

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Numerator:
Net income (loss)	$50,966	$(31,876)	$79,346	$2,943
Less: net income (loss) attributable to noncontrolling interest	3	2	(89)	4
Net income (loss) attributable to PACS Group, Inc.	$50,963	$(31,878)	$79,435	$2,939
Denominator:
Weighted average common shares outstanding	156,335,230	149,463,655	155,759,569	139,093,520
Plus: effect of diluted shares(1)	9,138,903	—	10,182,705	591,098
Adjusted weighted average common shares outstanding	165,474,133	149,463,655	165,942,274	139,684,618

Diluted net income (loss) per common share	$0.31	$(0.21)	$0.48	$0.02
__________________
(1) The diluted per share amounts do not reflect 338,090 and 163,067 common share equivalents from restricted stock units for the three and six months ended June 30, 2025, respectively, or 1,182,196 common share equivalents from restricted stock units for the three months ended June 30, 2024, because of their anti-dilutive effect.
NOTE 16.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the Initial Public Offering (IPO)) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of June 30, 2025, the total number of shares available for issuance under the 2024 Plan was 3,469,404.
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 ESPP, which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP (which number includes 1,501,520 shares of common stock issuable pursuant to rights granted under the plan) was equal to 1% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of June 30, 2025 the total number of shares available for issuance under the 2024 ESPP was 3,053,295 as there have been no shares issued under this plan.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted no RSU awards during the three months ended June 30, 2025 and RSU awards of 15,409,470 shares during the three months ended June 30, 2024. Pursuant to the 2024 Plan, the Company granted RSU awards of 1,962,425 and 15,409,470 shares during the six months ended June 30, 2025 and 2024, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the six months ended June 30, 2025 was $13.72, and ranged from $21.00 to $24.85 during the six months ended June 30, 2024.
A summary of the status of the Company’s non-vested RSU awards as of June 30, 2025 and changes during the six months ended June 30, 2025 is presented below:

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	11,561,818	$21.01
Granted	1,962,425	13.72
Vested	(2,243,010)	21.03
Forfeited	(747,293)	20.03
Non-vested at June 30, 2025	10,533,940	$19.71
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans for the three months ended June 30, 2025 and 2024 was $13,604 and $90,936, respectively, and for the six months ended June 30, 2025 and 2024 was $25,806 and $90,936, respectively.
In future periods, the Company expects to recognize $194,280 in stock-based compensation expense for unvested RSU awards that were outstanding as of June 30, 2025. Future stock-based compensation expense will be recognized over 3.7 weighted average years for unvested RSU awards.

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

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of June 30, 2025, our portfolio consisted of 316 post-acute care, assisted living, and independent living facilities across 17 states serving over 30,500 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.2 and 95%, respectively, as of June 30, 2025. As of June 30, 2025, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.1 and 81%, respectively.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of June 30, 2025:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,352	—	—	10	1,352
California	113	13,093	26	2,934	139	16,027
Colorado	19	2,211	1	242	20	2,453
Idaho	6	407	—	—	6	407
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	6	411	2	165	8	576
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,538	—	—	21	1,538
Pennsylvania	4	593	4	602	8	1,195
South Carolina	21	2,354	6	663	27	3,017
Tennessee	12	1,299	—	—	12	1,299
Texas	3	290	2	246	5	536
Washington	20	1,520	—	—	20	1,520
	270	29,011	46	5,616	316	34,627
During the six months ended June 30, 2025, we expanded our operations with the addition of one stand-alone skilled nursing operations and two assisted living facilities. These new operations added a total of 119 skilled nursing beds and 175 assisted living beds to be operated by our affiliated operating subsidiaries. Additionally, during the same period the Company disposed of one facility including 120 skilled nursing beds.
Subsequent to June 30, 2025, our operations expanded in two existing states with the addition of four stand-alone facilities, all of which were acquired through long-term leases. We also made five real estate purchases. For each of these five acquired properties, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. The new operations added 376 skilled nursing beds and 96 assisted living beds operated by our affiliated operating subsidiaries. For further discussion of our real estate properties and expansions, see Note 13, “Operation Expansions”, in the Notes to the condensed consolidated financial statements.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 29 and six assisted living and independent living facilities for the six months ended June 30, 2025 and 2024, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities, and New facilities as of and for the three months ended June 30, 2025 and 2024:

	Total Facility Results
	Three Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$1,278,145	$926,955	$351,190	37.9%
Skilled mix by revenue	49.4%	51.2%		(1.8)%
Skilled mix by nursing patient days	29.0%	29.2%		(0.2)%
Occupancy for skilled nursing services:
Available patient days	2,930,928	2,225,208	705,720	31.7%
Actual patient days	2,597,099	2,023,865	573,234	28.3%
Occupancy rate (operational beds)	88.6%	91.0%		(2.4)%
Number of facilities at period end	287	214	73	34.1%
Number of operational beds at period end	32,208	24,483	7,725	31.6%

	Mature Facility Results
	Three Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$709,432	$280,611	$428,821	152.8%
Skilled mix by revenue	56.9%	55.2%		1.7%
Skilled mix by nursing patient days	34.2%	32.2%		2.0%
Occupancy for skilled nursing services:
Available patient days	1,393,773	634,361	759,412	119.7%
Actual patient days	1,319,679	597,657	722,022	120.8%
Occupancy rate (operational beds)	94.7%	94.2%		0.5%
Number of facilities at period end	141	65	76	116.9%
Number of operational beds at period end	15,363	6,971	8,392	120.4%

	Ramping Facility Results
	Three Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$278,503	$397,195	$(118,692)	(29.9)%
Skilled mix by revenue	41.3%	56.1%		(14.8)%
Skilled mix by nursing patient days	22.5%	33.0%		(10.5)%
Occupancy for skilled nursing services:
Available patient days	709,601	853,398	(143,797)	(16.8)%
Actual patient days	611,000	805,472	(194,472)	(24.1)%
Occupancy rate (operational beds)	86.1%	94.4%		(8.3)%
Number of facilities at period end	61	84	(23)	(27.4)%
Number of operational beds at period end	7,751	9,378	(1,627)	(17.3)%

	New Facility Results
	Three Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$290,210	$249,149	$41,061	16.5%
Skilled mix by revenue	38.9%	39.0%		(0.1)%
Skilled mix by nursing patient days	24.8%	21.3%		3.5%
Occupancy for skilled nursing services:
Available patient days	827,554	737,449	90,105	12.2%
Actual patient days	666,420	620,736	45,684	7.4%
Occupancy rate (operational beds)	80.5%	84.2%		(3.7)%
Number of facilities at period end	85	65	20	30.8%
Number of operational beds at period end	9,094	8,134	960	11.8%

The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the six months ended June 30, 2025 and 2024:

	Total Facility Results
	Six Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$2,532,220	$1,839,529	$692,691	37.7%
Skilled mix by revenue	49.7%	51.6%		(1.9)%
Skilled mix by nursing patient days	29.3%	29.5%		(0.2)%
Occupancy for skilled nursing services:
Available patient days	5,829,409	4,389,269	1,440,140	32.8%
Actual patient days	5,182,818	3,994,467	1,188,351	29.7%
Occupancy rate (operational beds)	88.9%	91.0%		(2.1)%
Number of facilities at period end	287	214	73	34.1%
Number of operational beds at period end	32,208	24,483	7,725	31.6%

	Mature Facility Results
	Six Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$1,401,592	$562,649	$838,943	149.1%
Skilled mix by revenue	56.9%	55.4%		1.5%
Skilled mix by nursing patient days	34.1%	32.3%		1.8%
Occupancy for skilled nursing services:
Available patient days	2,756,999	1,268,904	1,488,095	117.3%
Actual patient days	2,621,386	1,197,660	1,423,726	118.9%
Occupancy rate (operational beds)	95.1%	94.4%		0.7%
Number of facilities at period end	141	65	76	116.9%
Number of operational beds at period end	15,363	6,971	8,392	120.4%

	Ramping Facility Results
	Six Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$525,273	$795,056	$(269,783)	(33.9)%
Skilled mix by revenue	42.6%	56.8%		(14.2)%
Skilled mix by nursing patient days	23.3%	33.6%		(10.3)%
Occupancy for skilled nursing services:
Available patient days	1,321,926	1,679,388	(357,462)	(21.3)%
Actual patient days	1,140,172	1,590,306	(450,134)	(28.3)%
Occupancy rate (operational beds)	86.3%	94.7%		(8.4)%
Number of facilities at period end	61	84	(23)	(27.4)%
Number of operational beds at period end	7,751	9,378	(1,627)	(17.3)%

	New Facility Results
	Six Months Ended June 30,
	2025	2024	Change	% Change

		(as restated)
	(Dollars in thousands)
Skilled nursing services revenue	$605,355	$481,824	$123,531	25.6%
Skilled mix by revenue	39.4%	38.7%		0.7%
Skilled mix by nursing patient days	25.2%	21.3%		3.9%
Occupancy for skilled nursing services:
Available patient days	1,750,484	1,440,977	309,507	21.5%
Actual patient days	1,421,260	1,206,501	214,759	17.8%
Occupancy rate (operational beds)	81.2%	83.7%		(2.5)%
Number of facilities at period end	85	65	20	30.8%
Number of operational beds at period end	9,094	8,134	960	11.8%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	41.9%	37.3%	29.9%	37.3%	22.2%	22.7%	34.8%	33.3%
Managed care	15.0	17.9	11.4	18.8	16.7	16.3	14.6	17.9
Skilled mix	56.9	55.2	41.3	56.1	38.9	39.0	49.4	51.2
Medicaid	34.5	38.0	48.8	36.1	51.4	51.5	41.5	40.9
Private and other	8.6	6.8	9.9	7.8	9.7	9.5	9.1	7.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	22.6%	18.5%	14.0%	19.1%	12.1%	9.8%	17.8%	16.1%
Managed care	11.6	13.7	8.5	13.9	12.7	11.5	11.2	13.1
Skilled mix	34.2	32.2	22.5	33.0	24.8	21.3	29.0	29.2
Medicaid	56.6	59.8	66.8	58.0	63.9	67.7	60.9	61.5
Private and other	9.2	8.0	10.7	9.0	11.3	11.0	10.1	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	41.6%	37.5%	31.2%	38.2%	21.6%	22.4%	34.6%	33.8%
Managed care	15.3	17.9	11.4	18.6	17.8	16.3	15.1	17.8
Skilled mix	56.9	55.4	42.6	56.8	39.4	38.7	49.7	51.6
Medicaid	34.7	37.9	48.1	35.6	51.1	52.1	41.4	40.7
Private and other	8.4	6.7	9.3	7.6	9.5	9.2	8.9	7.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	22.3%	18.5%	14.7%	19.7%	11.9%	9.7%	17.8%	16.3%
Managed care	11.8	13.8	8.6	13.9	13.3	11.6	11.5	13.2
Skilled mix	34.1	32.3	23.3	33.6	25.2	21.3	29.3	29.5
Medicaid	56.9	59.6	66.7	57.5	64.0	68.1	61.0	61.3
Private and other	9.0	8.1	10.0	8.9	10.8	10.6	9.7	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
Average daily rate	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$981.81	$942.19	$969.59	$964.00	$799.25	$941.43	$947.67	$952.39
Managed care	682.49	607.42	601.06	669.00	579.79	576.64	637.91	625.09
Total for skilled patient payors (1)	880.26	799.34	829.59	840.05	687.39	744.55	828.71	805.42
Medicaid	322.77	295.91	329.54	307.71	352.91	308.84	332.64	304.70
Private and other	493.00	391.41	418.50	426.07	377.19	346.27	441.22	388.39
Total (2)	$529.15	$465.52	$451.46	$494.08	$438.74	$405.66	$487.68	$458.53
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
Average daily rate	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$981.78	$939.91	$976.44	$966.33	$785.03	$930.02	$944.79	$950.80
Managed care	680.80	604.43	610.56	664.97	574.01	567.60	635.38	620.08
Total for skilled patient payors (1)	877.68	796.73	841.47	841.57	673.42	733.14	823.18	803.17
Medicaid	321.04	295.48	331.90	308.29	343.57	308.72	330.14	304.70
Private and other	490.94	385.84	429.79	417.29	378.46	349.97	442.76	385.59
Total (2)	$526.36	$464.80	$460.42	$497.10	$430.47	$403.58	$485.56	$459.17
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). EBITDA and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net income (loss) to the Non-GAAP Financial Measures in the table below, together with our condensed consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar

Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.
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
EBITDA – We calculate EBITDA as net income (loss), adjusted for net income (loss) attributable to noncontrolling interest, before: interest expense; provision (benefit) for income taxes; and depreciation and amortization.
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, gains on lease termination, stock-based compensation expense, loss from equity method investment, legal and other costs, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. The loss related to our equity method investment is a loss allocated to us from a discrete disposal recognized by one of our equity method investments. Legal and other costs include legal and professional fees incurred associated with the Audit Committee’s independent investigation and with other ongoing investigations.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, on a consolidated basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

		(as restated)		(as restated)
	(in thousands)
Net income (loss)	$50,966	$(31,876)	$79,346	$2,943
Less: Net income (loss) attributable to noncontrolling interest	3	2	(89)	4
Add: Interest expense	4,354	9,915	11,258	26,011
Provision (benefit) for income taxes	27,646	(19,123)	41,996	3,757
Depreciation and amortization	13,178	9,254	25,883	17,370
EBITDA	$96,141	$(31,832)	$158,572	$50,077
Adjustments to EBITDA:
Acquisition related costs	72	486	209	692
Gain on lease termination	—	—	—	(8,046)
Stock-based compensation expense	13,604	90,936	25,806	90,936
Loss from equity method investment	—	2,736	—	2,736
Legal and other costs	24,060	—	46,864	—
Adjusted EBITDA	$133,877	$62,326	$231,451	$136,395
Rent - cost of services	94,348	64,809	188,143	128,322
Adjusted EBITDAR	$228,225		$419,594
Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% of our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the six months ended June 30, 2025 and 2024, skilled nursing services revenue represented over 97% of patient and resident service revenue.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,		Change
	2025	2024	$	%

		(as restated)
	( in thousands)
Revenue
Patient and resident service revenue	$1,308,881	$935,257	$373,624	39.9%
Other revenues	355	448	(93)	(20.8)%
Total Revenue	$1,309,236	$935,705	$373,531	39.9%
Operating Expenses
Cost of services	1,020,879	762,147	258,732	33.9%
Rent - cost of services	94,348	64,809	29,539	45.6%
General and administrative expense	100,332	136,674	(36,342)	(26.6)%
Depreciation and amortization	13,178	9,254	3,924	42.4%
Total Operating Expenses	$1,228,737	$972,884	$255,853	26.3%
Operating income (loss)	80,499	(37,179)	117,678	316.5%
Other (Expense) Income
Interest expense	(4,354)	(9,915)	5,561	(56.1)%
Other income (expense), net	2,467	(3,905)	6,372	163.2%
Total Other Expense, Net	$(1,887)	$(13,820)	$11,933	(86.3)%
Income (loss) before provision for income taxes	78,612	(50,999)	129,611	254.1%
Provision (benefit) for income taxes	27,646	(19,123)	46,769	244.6%
Net Income (Loss)	$50,966	$(31,876)	$82,842	259.9%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $373.6 million to $1.3 billion for the three months ended June 30, 2025, a 39.9% increase compared to the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, skilled nursing services revenue represented more than 97% of patient and resident service revenue.
Skilled nursing services revenue increased by 37.9%, or $351.2 million, to $1.3 billion for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change was driven by an increase in patient days of 573,234 or 28.3% primarily due to an increase in operational beds of 7,725, or 31.6%, from June 30, 2024 to June 30, 2025. New and Ramping facilities experienced a decrease in occupancy, from 84.2% and 94.4%, respectively, for the three months ended June 30, 2024 to 80.5% and 86.1%, respectively, for the three months ended June 30, 2025 due to our large number of recent new acquisitions and a shift of a large number of facilities from New to Ramping facility cohorts. Our relatively high occupancy rate across all facilities of 88.6% for the three months ended June 30, 2025, reflects a decrease compared to 91.0% for the three months ended June 30, 2024. The decrease in New and Ramping facility cohort occupancy was offset by an increase in the Mature facility cohort occupancy which grew by 0.5% to 94.7% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Our skilled nursing services revenue was further impacted by changes in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates decreased by 0.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Our average Medicaid rates increased 9.2% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Other revenue - Other revenue decreased by $0.1 million for the three months ended June 30, 2025 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $258.7 million to $1.0 billion, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The 33.9% increase was primarily driven by an increase of $168.6 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 220 as of June 30, 2024 to 316 as of June 30, 2025, an increase of 43.6%. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2024 accounted for $139.4 million or 82.6% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $35.4 million in contracted services made up of $5.7 million from New facilities, or 16.1% of the change of contracted services, and the remaining $29.7 million from Ramping and Mature facilities; $18.0 million in nursing and dietary expenses, made up of $2.6 million from New facilities; and $15.9 million in administrative expenses for facilities. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $94.3 million for the three months ended June 30, 2025, compared to $64.8 million for the three months ended June 30, 2024. The increase was primarily attributable to the addition of new facilities with operating leases throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense decreased by $36.3 million to $100.3 million for the three months ended June 30, 2025, compared to $136.7 million for the three months ended June 30, 2024. This decrease was due to a high level of stock compensation expense recognized during the prior year associated with restricted stock units that were granted at the time of our IPO, which accounted for a decrease of $77.3 million. The change was offset by an increase in salaries and wages of $15.8 million, due to growth in operations, and an increase in professional fees within general and administrative expense in the current year including an increase of $24.1 million in legal expenses associated with the Audit Committee’s independent investigation and with ongoing government investigations.
Depreciation and amortization
Depreciation and amortization increased by $3.9 million to $13.2 million, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $1.9 million for the three months ended June 30, 2025, a decrease of $11.9 million compared to the three months ended June 30, 2024. Other expense, net consists of interest expense which decreased by $5.6 million, to $4.4 million for the three months ended June 30, 2025, driven by a decrease in our line of credit and long-term debt balances of $91.7 million from June 30, 2024 to June 30, 2025. Additionally, other income, net increased by $6.4 million compared to the three months ended June 30, 2024, driven by an increase in unrealized gains on investments.
Provision (benefit) for income taxes
Provision for income taxes totaled $27.6 million for the three months ended June 30, 2025, representing an effective tax rate of 35.2%, compared to a benefit for income taxes of $19.1 million and an effective tax rate of 37.5% for the three months ended June 30, 2024. The change in effective tax rate in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the change in forecasted pre-tax book income. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,		Change
	2025	2024	$	%

		(as restated)
	( in thousands)
Revenue
Patient and resident service revenue	$2,585,866	$1,854,670	$731,196	39.4%
Other revenues	520	871	(351)	(40.3)%
Total Revenue	$2,586,386	$1,855,541	$730,845	39.4%
Operating Expenses
Cost of services	2,044,670	1,498,139	546,531	36.5%
Rent - cost of services	188,143	128,322	59,821	46.6%
General and administrative expense	199,051	183,580	15,471	8.4%
Depreciation and amortization	25,883	17,370	8,513	49.0%
Total Operating Expenses	$2,457,747	$1,827,411	$630,336	34.5%
Operating income	128,639	28,130	100,509	357.3%
Other (Expense) Income
Interest expense	(11,258)	(26,011)	14,753	(56.7)%
Gain on lease termination	—	8,046	(8,046)	(100.0)%
Other income (expense), net	3,961	(3,465)	7,426	214.3%
Total Other Expense, Net	$(7,297)	$(21,430)	$14,133	(65.9)%
Income before provision for income taxes	121,342	6,700	114,642	N.M.
Provision for income taxes	41,996	3,757	38,239	N.M.
Net Income	$79,346	$2,943	$76,403	N.M.
__________________
N.M.: Not meaningful
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $731.2 million to $2.6 billion for the six months ended June 30, 2025, a 39.4% increase compared to the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, skilled nursing services revenue represented more than 97% of patient and resident service revenue.
Skilled nursing services revenue increased by 37.7%, or $692.7 million, to $2.5 billion for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This change was driven by an increase in patient days of 1,188,351 or 29.7% primarily due to an increase in operational beds of 7,725, or 31.6%, from June 30, 2024 to June 30, 2025. New and Ramping facilities experienced a decrease in occupancy, from 83.7% and 94.7%, respectively, for the six months ended June 30, 2024 to 81.2% and 86.3%, respectively, for the six months ended June 30, 2025 due to recent new acquisitions, which generally have lower occupancy rates than mature facilities. Our relatively high occupancy rate across all facilities of 88.9% for the six months ended June 30, 2025, reflects a decrease compared to 91.0% for the six months ended June 30, 2024. The decrease in New and Ramping facility cohort occupancy was offset by an increase in the Mature facility cohort occupancy which grew by 0.7% to 95.1% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Our skilled nursing services revenue was impacted by changes in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates decreased by 0.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Our average Medicaid rates increased 8.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Other revenue - Other revenue decreased to $0.5 million for the six months ended June 30, 2025, compared to $0.9 million for the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $546.5 million to $2.0 billion, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The 36.5% increase was primarily driven by an increase of $339.6 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 220 as of June 30, 2024 to 316 as of June 30, 2025, an increase of 43.6%. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2024 accounted for $277.4 million or 81.7% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $71.6 million in contracted services made up of $13.6 million from New facilities, or 18.9% of the change of contracted services, and the remaining $58.1 million from Ramping and Mature facilities; $53.0 million in administrative expenses for facilities; and $38.4 million in nursing and dietary expenses, made up of $8.4 million from New facilities. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $188.1 million for the six months ended June 30, 2025, compared to $128.3 million for the six months ended June 30, 2024. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $15.5 million, to $199.1 million for the six months ended June 30, 2025, compared to $183.6 million for the six months ended June 30, 2024. The change was driven by an increase in salaries and wages of $24.5 million, or 36.0%, due to growth in operations, and an increase in costs associated with professional fees within general and administrative expense in the current year including a $46.9 million increase in legal expenses associated with the Audit Committee’s independent investigation and with ongoing investigations. This increase was offset by a change in stock compensation expense recognized during the year, associated with restricted stock units that were granted at the time of our IPO, which accounted for a decrease of $65.1 million. The remaining increase in general and administrative expense was driven by an increase in centralized costs to support the facility operations.
Depreciation and amortization
Depreciation and amortization increased by $8.5 million to $25.9 million, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $7.3 million for the six months ended June 30, 2025, a decrease of $14.1 million compared to the six months ended June 30, 2024. Other expense, net consists of interest expense which decreased by $14.8 million, to $11.3 million for the six months ended June 30, 2025, driven by a decrease in amounts drawn on our line of credit and long-term debt balances of $91.7 million from June 30, 2024 to June 30, 2025. In the six months ended June 30, 2024, other expense, net included a gain of $8.0 million recognized upon the termination of a lease. Additionally, other income, net increased by $7.4 million compared to the six months ended June 30, 2024, driven by an increase in unrealized gains on investments.
Provision for income taxes
Provision for income taxes totaled $42.0 million for the six months ended June 30, 2025, representing an effective tax rate of 34.6%, compared to a provision for income tax of $3.8 million and an effective tax rate of 56.1% for the six months ended June 30, 2024. The change in effective tax rate in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the change in forecasted pre-tax book income. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.

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
On April 15, 2024, we completed an IPO receiving initial net proceeds of $423.0 million. We used $370.0 million of the net proceeds from the IPO to repay amounts outstanding under our Amended and Restated Credit Facility (as defined below) and used the remaining amount for general corporate purposes to support the growth of the business.
As of June 30, 2025 and September 30, 2025, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $294.2 million and $355.7 million, respectively. The total principal amount outstanding under our Amended and Restated Credit Facility as of June 30, 2025 and September 30, 2025, was $142.0 million and $100.0 million, respectively. In addition, we had outstanding letters of credit of $13.9 million as of both June 30, 2025 and September 30, 2025, respectively.
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
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility, subject to entrance into the agreement described above, as our single line-of-credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $0.2 million for the six months ended June 30, 2025, compared to $174.7 million, for the six months ended June 30, 2024.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

		(as restated)
	(in thousands)
Net cash provided by/(used in):
Operating activities	$202,818	$93,523
Investing activities	(48,821)	(239,634)
Financing activities	(17,197)	105,261
Net change in cash	$136,800	$(40,850)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$297,642	$77,854
Operating activities
Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the six months ended June 30, 2025 of $202.8 million increased by $109.3 million as compared with the same period in 2024. The increase was driven by an increase in operational performance across our existing portfolio of facilities as well as the incremental operational performance across our net 96 facilities acquired since June 30, 2024. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $68.0 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact of collections to net income (loss) is driven by growth in operating facilities period-over-period, supported by a decrease in days sales outstanding of 6.5, from 58.4 as of June 30, 2024 to 51.9 as of June 30, 2025. This change in days sales outstanding is due to operational efficiencies as facilities continue to mature following facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the six months ended June 30, 2025 of $48.8 million decreased by $190.8 million as compared with the same period in 2024. The decrease in cash used was attributable to a decrease of $174.4 million in the acquisition of facilities, a decrease of $19.9 million in purchases of investments consisting of holdings in investment grade bond mutual funds, and a decrease of $5.1 million used for the investment in partnerships during the six months ended June 30, 2025 compared with the same period in the previous year. This reduction was offset by an increase of $10.2 million in cash used to purchase property and equipment in excess of cash used for these purposes in the six months ended June 30, 2024.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, proceeds from equity offerings, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the six months ended June 30, 2025 was $17.2 million, an increase of $122.6 million as compared to the net cash provided by financing activities of $105.3 million during the same period in 2024. During the six months ended June 30, 2025 we had reduced financing activity consisting primarily of net payments on long-term debt of $9.0 million and taxes paid related to net share settlement of equity awards of $8.0 million. In contrast, during the six months ended June 30, 2024, we had net payments on the line of credit of $272.0 million and net borrowings on long-term debt of $29.9 million. During the same period in 2024, we also had proceeds from our initial public offering of $414.2 million, offset by dividends paid of $33.7 million and taxes paid related to net share settlement of equity awards of $33.6 million.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2025, we had $13.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of June 30, 2025, we had $142.0 million of variable rate debt, therefore none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of June 30, 2025, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $0.9 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $0.9 million.

We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.Our mortgages generally contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date. Where prepayment is permitted, we are generally allowed to make prepayments only at a premium which is often designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

Our cash and cash equivalents as of June 30, 2025 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of June 30, 2025, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $256.2 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of June 30, 2025 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, due to the material weaknesses described below.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the quarterly period ended June 30, 2025, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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