Form 10-Q
period 2025-09-30
PACS Group, Inc.
filed 2025-11-19
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$355,672	$157,674
Accounts receivable, net	628,280	641,775
Other receivables	66,428	74,746
Prepaid expenses and other current assets	76,369	64,066
Total Current Assets	1,126,749	938,261
Property and equipment, net	1,133,849	990,580
Operating lease right-of-use assets	3,000,426	2,994,519
Insurance subsidiary deposits and investments	80,300	66,258
Escrow funds	24,418	25,122
Goodwill and other indefinite-lived assets	68,061	67,061
Other assets	193,089	161,108
Total Assets	$5,626,892	$5,242,909

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$205,479	$175,062
Accrued payroll and benefits	252,539	146,177
Current operating lease liabilities	150,651	136,232
Current maturities of long-term debt	7,474	14,852
Current portion of accrued self-insurance liabilities	120,914	75,966
Line of credit	100,000	142,000
Refund liability	181,133	145,795
Other accrued expenses	179,431	142,348
Total Current Liabilities	1,197,621	978,432
Long-term operating lease liabilities	2,962,999	2,935,773
Long-term debt, less current maturities, net of deferred financing fees	245,903	250,984
Accrued self-insurance liabilities, less current portion	177,480	164,979
Other liabilities	165,973	197,050
Total Liabilities	$4,749,976	$4,527,218
Commitments and contingencies (Note 13)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 156,615,144 shares issued and outstanding as of September 30, 2025, and 155,177,511 shares issued and outstanding as of December 31, 2024	157	155
Additional paid-in capital	621,288	591,363
Retained earnings	249,877	118,036
Total stockholders' equity	871,322	709,554
Noncontrolling interest in subsidiary	5,594	6,137
Total Equity	$876,916	$715,691
Total Liabilities and Equity	$5,626,892	$5,242,909

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Patient and resident service revenue	$1,344,302	$1,024,276	$3,930,168	$2,878,946
Other revenues	265	2,029	785	2,900
Total Revenue	$1,344,567	$1,026,305	$3,930,953	$2,881,846
Operating Expenses
Cost of services	1,046,262	849,599	3,090,932	2,347,738
Rent - cost of services	95,107	72,632	283,250	200,954
General and administrative expense	102,528	70,587	301,579	254,167
Depreciation and amortization	14,401	10,523	40,284	27,893
Total Operating Expenses	$1,258,298	$1,003,341	$3,716,045	$2,830,752
Operating income	86,269	22,964	214,908	51,094
Other (Expense) Income
Interest expense	(8,529)	(9,029)	(19,787)	(35,040)
Gain on lease termination	—	—	—	8,046
Other (expense) income, net	(1,444)	19,721	2,517	16,256
Total Other (Expense) Income, Net	$(9,973)	$10,692	$(17,270)	$(10,738)
Income before provision for income taxes	76,296	33,656	197,638	40,356
Provision for income taxes	23,966	17,446	65,962	21,203
Net Income	$52,330	$16,210	$131,676	$19,153
Less:
Net (loss) income attributable to noncontrolling interest	(76)	590	(165)	594
Net Income Attributable To PACS Group, Inc.	$52,406	$15,620	$131,841	$18,559
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.33	$0.10	$0.84	$0.13
Diluted	$0.32	$0.10	$0.80	$0.13
Weighted-Average Common Shares Outstanding
Basic	156,575,127	153,124,371	156,034,409	143,804,609
Diluted	164,709,367	158,453,331	165,492,441	145,737,883
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	$591,363	$118,036	$6,137	$—	$715,691
Employee stock-based compensation	—	—	12,202	—	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	—	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$—	$756,273
Noncontrolling interest distribution	—	—	—	—	(220)	—	(220)
Shares issued and employee tax withholding on vesting of restricted stock units	1,392,182	2	(7,957)	—	—	—	(7,955)
Employee stock-based compensation	—	—	13,604	—	—	—	13,604
Net income attributable to noncontrolling interest	—	—	—	—	3	—	3
Net income attributable to PACS Group, Inc.	—	—	—	50,963	—	—	50,963
Balance June 30, 2025	156,569,693	$157	$609,212	$197,471	$5,828	$—	$812,668
Noncontrolling interest distribution	—	—	—	—	(158)	—	(158)
Shares issued and employee tax withholding on vesting of restricted stock units	45,451	—	(440)	—	—	—	(440)
Employee stock-based compensation	—	—	12,516	—	—	—	12,516
Net loss attributable to noncontrolling interest	—	—	—	—	(76)	—	(76)
Net income attributable to PACS Group, Inc.	—	—	—	52,406	—	—	52,406
Balance September 30, 2025	156,615,144	$157	$621,288	$249,877	$5,594	$—	$876,916

	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2024	128,723,386	$129	—	$95,997	$5,600	$—	$101,726
Dividends on common stock ($0.1358 per share)	—	—	—	(17,474)	—	—	(17,474)
Other comprehensive income	—	—	—	—	—	201	201
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net income attributable to PACS Group, Inc.	—	—	—	34,817	—	—	34,817
Balance March 31, 2024	128,723,386	$129	$—	$113,340	$5,602	$201	$119,272
Contributions	—	—	—	—	502	—	502
Issuance of common stock	21,428,572	21	414,136	—	—	—	414,157
Employee stock-based compensation	3,847,652	4	90,932	—	—	—	90,936
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,596)	—	—	—	(33,598)
Dividends on common stock ($0.1066 per share)	—	—	—	(16,247)	—	—	(16,247)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Net income attributable to noncontrolling interest	—	—	—	—	2	—	2
Net loss attributable to PACS Group, Inc.	—	—	—	(31,878)	—	—	(31,878)
Balance June 30, 2024	152,399,733	$152	$471,472	$65,215	$6,106	$—	$542,945
Issuance of common stock	2,777,778	3	95,282	—	—	—	95,285
Employee stock-based compensation	—	—	12,304	—	—	—	12,304
Net income attributable to noncontrolling interest	—	—	—	—	590	—	590
Net income attributable to PACS Group, Inc.	—	—	—	15,620	—	—	15,620
Balance September 30, 2024	155,177,511	$155	$579,058	$80,835	$6,696	$—	$666,744
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$131,676	$19,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,284	27,893
Amortization of deferred financing fees	2,361	2,333
Stock-based compensation	38,322	103,240
Loss on investment in partnership	800	3,572
Gain on insurance subsidiary deposits and investments	(4,004)	(2,200)
Deferred taxes	(31,537)	(45,250)
Noncash lease expense	37,071	22,973
Other noncash operating activities, net	110	843
Change in operating assets and liabilities
Accounts receivable, net	13,495	(26,835)
Other receivables	8,318	2,934
Prepaid expenses and other current assets	(6,963)	(5,112)
Other assets	(7,684)	(14,879)
Escrow funds	704	(7,935)
Operating lease liabilities	(1,333)	(20,913)
Accounts payable	27,067	10,339
Accrued payroll and benefits	106,361	61,651
Accrued self-insurance liabilities	57,449	48,593
Refund liability	35,338	83,987
Other accrued expenses	37,300	37,294
Other liabilities	(77,521)	1,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	$407,614	$302,751

Cash flows from investing activities
Investment in partnerships	$—	$(30,426)
Non-operating distributions from investment in partnership	4,176	2,216
Purchase of available-for-sale securities	(15,162)	(45,000)
Acquisition of facilities	(80,594)	(224,761)
Purchase of property and equipment	(54,299)	(41,874)
Proceeds from the sale of assets	—	1,500
NET CASH USED IN INVESTING ACTIVITIES	$(145,879)	$(338,345)

Cash flows from financing activities
Borrowing on line of credit, net of deferred financing fees	$—	$402,000
Payments on line of credit	(42,000)	(922,000)
Borrowings of long-term debt, net of deferred financing fees	—	70,116
Payments on long-term debt	(12,748)	(13,839)
Noncontrolling interest distribution	(378)	—
Contributions from noncontrolling interest	—	502
Dividends on common stock	—	(33,721)
Proceeds from initial public offering, net of issuance costs	—	414,157
Proceeds from common stock offering, net of issuance costs	—	95,285
Taxes paid related to net share settlement of stock-based compensation awards	(8,395)	(33,598)
NET CASH USED IN FINANCING ACTIVITIES	$(63,521)	$(21,098)

Net change in cash	198,214	(56,692)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$359,056	$62,012

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$28,598	$39,346
Income taxes	$81,044	$77,540

Non-cash financing and investing activity
Accrued capital expenditures	$7,067	$6,458
Assets acquired in operation expansions through settlement of notes receivable	$—	$500
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of September 30, 2025, PACS Group subsidiaries operated 320 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Pennsylvania, Oregon, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,677 skilled nursing beds and 2,525 assisted living beds as of that date. As of September 30, 2025, PACS Group subsidiaries operated 269 facilities under long-term lease arrangements and had options to purchase 38 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 51 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries.
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
NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated financial statements include the accounts of PACS Group, and its consolidated subsidiaries, or the Company as defined above. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of condensed consolidated income that is attributable to the Company and the noncontrolling interest in its condensed consolidated statements of income.
The accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
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
Included in restricted cash are funds held for PLGL claims. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See Note 6, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
At any point in time the Company has funds in operating accounts and restricted cash accounts that are with third-party financial institutions. While management monitors the cash balances in operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
The following presents all cash and cash equivalents and restricted cash on the condensed consolidated balance sheets and reconcile to total cash included on the condensed consolidated statements of cash flows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$355,672	$157,674
Restricted cash (included in prepaid expenses and other current assets)	3,384	3,168
Total cash, cash equivalents, and restricted cash	$359,056	$160,842
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At September 30, 2025 and December 31, 2024, the allowance for credit losses was immaterial to the condensed consolidated financial statements.
The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors. Contractual adjustments are based on contractual agreements and historical experience with those payors. The Company considers the patient's ability and intent to pay the amount of consideration upon admission and records an implicit price concession based on historical patient collection experience. The allowance for implicit price concession is routinely evaluated and any subsequent changes are recorded as an adjustment to patient and resident service revenue in the condensed consolidated statements of income.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repair and maintenance charges, which do not increase the useful lives of the assets, are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment. The following is a summary of the estimated useful lives of the Company’s depreciable assets:
•Buildings and improvements - minimum of 5 years to a maximum of 40 years, but generally 30 years
•Leasehold improvements - shorter of the lease term or the estimated useful life, generally 5 years to 15 years
•Furniture and equipment - minimum of 3 years to a maximum of 15 years
Upon sale or retirement, the cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss is included in other (expense) income, net.
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease (for accounting purposes) upon execution of each respective agreement.
Real estate leases are generally classified as operating leases and therefore the Company records rent expense on a straight-line basis over the term of the lease. The lease term is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably certain at the commencement of the lease. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases.
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the nine months ended September 30, 2025 and 2024.
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
Investment in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition, including amortization of certain basis differences, in the other (expense) income, net line in the Company’s condensed consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s condensed consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s combined/consolidated balance sheets. The Company evaluates its investment, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed during the nine months ended September 30, 2025 and 2024.
Noncontrolling Interest
The Company is the majority-owner in a subsidiary which was formed to develop land, a building, and other assets to be leased to an entity operated by the Company upon completion which occurred in the final quarter of 2024. The noncontrolling interest in subsidiary is initially recognized at estimated fair value on the contribution date and is presented within total equity in the Company’s condensed consolidated balance sheets since these interests are not redeemable. The Company presents net (loss) income attributable to noncontrolling interest and net income attributable to PACS Group, Inc. in its condensed consolidated statements of income. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.
Advertising
Advertising costs are expensed as incurred. Advertising expenses included in the Company’s condensed consolidated statements of income and comprehensive income were $3,724 and $1,805 for the three months ended September 30, 2025 and 2024, respectively, and were $8,420 and $5,545 for the nine months ended September 30, 2025 and 2024, respectively.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 22% and 33% of total accounts receivable, respectively, at September 30, 2025 and 18% and 39% of total accounts receivable, respectively, at December 31, 2024. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 48% of the Company’s skilled nursing beds are located in California.
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
Comprehensive Income
Comprehensive income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There were no components of comprehensive income for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, comprehensive income included unrealized gains and losses on the Company’s available-for-sale debt securities from previous 2024 quarters, offsetting to $0 in the period. The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements to present and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.
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
NOTE 3. BUSINESS SEGMENTS
The Company has one reportable segment. The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole. The Company does not distinguish between markets or regions for the purpose of allocating resources. This structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The segment’s measure of profit or loss is net income which is also reported on the condensed consolidated statements of income. Net income is also used to monitor budget versus actual results.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table sets forth financial information for the segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$1,344,567	$1,026,305	$3,930,953	$2,881,846
Less:
Labor expense(1)	702,418	565,942	2,065,874	1,565,328
Depreciation and amortization	14,401	10,523	40,284	27,893
Interest expense, net	8,529	9,029	19,787	35,040
Equity in the net loss (income) of investees accounted for under the equity method	488	(716)	800	3,572
Provision for income taxes	23,966	17,446	65,962	21,203
Other segment items(2)	542,435	407,871	1,606,570	1,209,657
Segment net income	$52,330	$16,210	$131,676	$19,153
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company maintains a refund liability for consideration collected related to revenue that is not probable that a significant revenue reversal will not occur. The Company expects to refund some or all of that consideration back to the payor. The balance of the refund liability was $181,133 and $145,795 as of September 30, 2025 and December 31, 2024, respectively, and is presented within current liabilities on the Company's condensed consolidated balance sheets.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors is as follows:
Medicare: Payments for skilled nursing facility services rendered to Medicare program beneficiaries are based on prospectively determined daily rates which vary according to a patient diagnostic classification system. The applicable licensed healthcare provider entity is paid for certain reimbursable services at the approved rate with final settlement determined after submission of the annual cost report and audit thereof by the designated Medicare fiscal intermediary. Revenue from the Medicare program amounted to 32.7% and 34.4% of the Company’s condensed consolidated net patient and resident revenue for the three months ended September 30, 2025 and 2024, respectively, and 34.0% and 34.5% of the Company’s condensed consolidated net patient and resident revenue for the nine months ended September 30, 2025 and 2024, respectively.
Medicaid: Payments for skilled nursing facility services rendered to Medicaid (including Medi-Cal, which is the name of the state Medicaid program in California) program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid. Revenue from the Medicaid program amounted to 41.1% and 40.0% of the Company’s condensed consolidated net patient and resident revenue for the three months ended September 30, 2025 and 2024, respectively, and 40.5% and 39.8% of the Company’s condensed consolidated net patient and resident revenue for the nine months ended September 30, 2025 and 2024, respectively.
Managed Care, Private and Other: Payments for services rendered to private payors and other primary payors included in the table below are based on established rates or on agreements with certain commercial insurance companies, health maintenance organizations, and preferred provider organizations, which provide for various discounts from the established rates. Revenue from these sources collectively amounted to 26.2% and 25.6% of the Company’s condensed consolidated net patient and resident revenue for the three months ended September 30, 2025 and 2024, respectively, and 25.5% and 25.7% of the Company’s condensed consolidated net patient and resident revenue for the nine months ended September 30, 2025 and 2024, respectively.
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
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities or contract assets as of September 30, 2025 and December 31, 2024.
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
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue
Medicare	$440,026	32.7%	$352,161	34.4%
Medicaid	552,280	41.1%	409,835	40.0%
Managed care	250,424	18.6%	208,871	20.4%
Private and other	101,572	7.6%	53,409	5.2%
Total patient and resident service revenue	$1,344,302	100.0%	$1,024,276	100.0%

	Nine Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue
Medicare	$1,335,343	34.0%	$992,443	34.5%
Medicaid	1,593,181	40.5%	1,146,178	39.8%
Managed care	722,182	18.4%	583,846	20.3%
Private and other	279,462	7.1%	156,479	5.4%
Total patient and resident service revenue	$3,930,168	100.0%	$2,878,946	100.0%
Coronavirus Aid, Relief, and Economic Security (CARES) Act
The CARES Act of 2020 provided for refundable payroll tax credits known as the Employee Retention Tax Credit, which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. As of September 30, 2025 and December 31, 2024, the Company has recorded $22,873 and $21,917, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 5.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2025	December 31, 2024
Buildings and improvements	$734,136	$654,975
Leasehold improvements	108,224	79,440
Furniture, fixtures, and other	124,414	107,896
Construction in process	30,998	23,952
Land	89,478	84,774
Finance lease right-of-use assets	191,707	145,262
	1,278,957	1,096,299
Less: accumulated depreciation and amortization	(145,108)	(105,719)
Property and equipment, net	$1,133,849	$990,580
The Company did not record any impairment charges for the nine months ended September 30, 2025, and 2024.
See Note 12, “Operation Expansions”, for information on expansions and disposals during the nine months ended September 30, 2025.
NOTE 6.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $80,300 and $66,258 as of September 30, 2025 and December 31, 2024, respectively. The insurance subsidiary deposits and investments include net unrealized gains of $4,388 and $384 as of September 30, 2025 and December 31, 2024, respectively. Gains and losses on investments are recorded within other expense, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on our condensed consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 7.INVESTMENT IN PARTNERSHIPS
As of September 30, 2025 and December 31, 2024, the Company held $32,191 and $37,167, respectively, in multiple equity investments, referred to as partnerships. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
The Company holds a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). As of September 30, 2025, this investment held three post-acute care facilities which it leases to the Company. BRFS is a variable interest entity (VIE), however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $15,185 and $15,528 on the Company’s balance sheets as of September 30, 2025 and December 31, 2024, respectively.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). Saddle acquired the operations for all 53 facilities included in the 2024 Prestige acquisition and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager to be a de facto agent to the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, the Saddle manager is the primary beneficiary and

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
therefore the Company does not consolidate the entity. The investment was $5,849 and $8,536 on the Company’s balance sheets as of September 30, 2025 and December 31, 2024, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,540 in an entity representing an ownership of 49.0%. Loss (gain) from the investment in partnerships was $488 and $(716) for the three months ended September 30, 2025 and 2024, respectively, and $800 and $3,572 for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 8.CREDIT FACILITIES
The Company maintains a revolving credit facility between the Company and certain of its subsidiaries, and Truist Bank as administrative agent (Administrative Agent) and a syndicate of lenders (the Amended and Restated Credit Facility). The Amended and Restated Credit Facility provides for a Revolving Commitment (as defined in the Amended and Restated Credit Facility) of up to $600,000 which revolving commitments may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.
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
The Company was in compliance with all such covenants and restrictions, as amended and allowable by forbearance, as of September 30, 2025.
The Company maintains the Amended and Restated Credit Facility as its single line-of-credit. At September 30, 2025, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreements mature on December 7, 2028. Due to the covenants and restrictions outlined above, the Amended and Restated Credit Facility has been classified as current on the Company’s balance sheets as of September 30, 2025 and December 31, 2024, respectively. The balance outstanding was $100,000 and $142,000 as of September 30, 2025 and December 31, 2024, respectively. The Company had $13,923 in letters of credit outstanding as of both September 30, 2025 and December 31, 2024, respectively.
Net deferred financing fees on the line of credit were $9,622 and $11,886 as of September 30, 2025 and December 31, 2024, respectively. Expense recognized relating to deferred financing fees on the line of credit is included in interest expense on the condensed consolidated statements of income. For both the three months ended September 30, 2025 and 2024 this interest expense was $754, respectively, and for the nine months ended September 30, 2025 and 2024 this interest expense was $2,264 and $2,265, respectively.
NOTE 9.LONG-TERM DEBT
During the nine months ended September 30, 2025 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans, whereas in the year ended December 31, 2024, certain of the Company's subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68,345. As of September 30, 2025, 13 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $249,923, of which $4,128 is classified as current and the remaining $245,795 is classified as non-current. As of December 31, 2024, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $252,913 of which $4,007 was classified as current and the remaining $248,906 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of September 30, 2025, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had six other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of September 30, 2025, the Company had $7,431 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $3,346 is classified as current and the remaining $4,085 is classified as non-current. As of December 31, 2024, the Company had $16,997 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $10,845 is classified as current and the remaining $6,152 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of September 30, 2025 and December 31, 2024. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $256,587 and $263,219 at September 30, 2025 and December 31, 2024, respectively.
Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
HUD-insured mortgage loans	$249,923	$252,913
Other non-HUD mortgage loans and promissory notes	7,431	16,997
Less: current maturities	(7,474)	(14,852)
Less: deferred financing fees, net	(3,977)	(4,074)
Total	$245,903	$250,984
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 and $27 for the three months ended September 30, 2025 and 2024, respectively, and $97 and $68 for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 10.INCOME TAXES
The Company recorded income tax expense of $65,962 and $21,203 during the nine months ended September 30, 2025, and 2024, respectively, or 33.4% of earnings before income taxes for the nine months ended September 30, 2025, compared to 52.5% for the nine months ended September 30, 2024. The change in effective tax rate in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the change in forecasted pre-tax book income.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2021 and forward are subject to examination, and state returns for tax years 2020 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the condensed consolidated financial statements for the nine months ended September 30, 2025, and 2024, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and changes to certain U.S. corporate tax provisions. These changes include 100% bonus depreciation for capital expenditures incurred after January 19, 2025, and full expensing of domestic research and experimental expenditures. ASC 740 requires the effects of tax law changes to be recognized in the period of enactment. The Company does not anticipate that these provisions will affect its current period income tax expense or its effective tax rate for 2025.

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
For 36 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain. Options on three of the leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company is working with the landlord to resolve the disagreement.
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
In addition, for two of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $42,846 and can be exercised by the lessor through June 14, 2026 (the “Lessor Options”). For other facility finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a net balance of $182,087 and $139,472 as of September 30, 2025 and December 31, 2024, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $59,888 and $21,177 as of September 30, 2025 and December 31, 2024, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $127,087 and $125,470 as of September 30, 2025 and December 31, 2024, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense
Rent - cost of services (1)	$95,107	$72,632	$283,250	$200,954
General and administrative expense	663	607	1,935	2,024
Other variable lease costs (2)	9,913	7,045	28,824	24,078
Total operating lease expense	$105,683	$80,284	$314,009	$227,056
Finance lease expense
Amortization of right-of-use assets	$1,648	$947	$3,830	$2,285
Interest on lease liabilities	3,542	2,164	8,339	5,074
Total financing lease expense	$5,190	$3,111	$12,169	$7,359
Total Lease Expense	$110,873	$83,395	$326,178	$234,415
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $542 and $633 for the three months ended September 30, 2025 and 2024, respectively, and $1,397 and $1,826 for the nine months ended September 30, 2025 and 2024, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income and comprehensive income.
The following table summarizes supplemental cash flow information related to leases:

	Nine Months Ended September 30,
	2025	2024
Operating cash paid for amounts included in the measurement of operating lease liabilities	$248,115	$180,006
Operating cash paid for amounts included in the measurement of finance lease liabilities	8,339	5,074
Financing cash paid for amounts included in the measurement of finance lease liabilities	217	577
Operating lease right-of-use assets obtained in exchange for lease liabilities	151,008	784,291
Finance lease right-of-use assets obtained in exchange for lease liabilities	118,947	18,298
Decrease in finance lease right-of-use assets and liabilities due to lease termination/modification	(72,503)	(2,272)
Information relating to the lease term and discount rate is as follows:

As of September 30, 2025
Weighted-average remaining lease term (years)
Operating leases	13
Finance leases	19
Weighted-average discount rate
Operating leases	6.4%
Finance leases	6.6%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of September 30, 2025 were as follows:

	Finance Leases	Operating Leases	Total
2025 (remainder)	$22,534	$84,654	$107,188
2026	48,943	342,046	390,989
2027	24,885	343,613	368,498
2028	7,903	347,704	355,607
2029	7,746	350,337	358,083
2030	7,509	354,189	361,698
Thereafter	254,388	2,937,385	3,191,773
Total lease payments	$373,908	$4,759,928	$5,133,836
Less: present value discount	(186,933)	(1,646,278)	(1,833,211)
Present value of lease liabilities	$186,975	$3,113,650	$3,300,625
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Options.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income.
NOTE 12.OPERATION EXPANSIONS
During the nine months ended September 30, 2025, the Company’s operations grew through the addition of seven stand-alone facilities, five of which were acquired through long-term leases and two of which the Company previously owned the real estate for. The new facilities added 495 skilled nursing beds and 271 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $1,243.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring five properties associated with the Lessor Options for an aggregate purchase price of $79,351.
During the same period, the Company also divested of one leased facility which included 120 skilled nursing beds.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the nine months ended September 30, 2025 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income and comprehensive income of the Company since the date the Company gained effective control.
NOTE 13.COMMITMENTS AND CONTINGENCIES
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
Insurance Claims
The Company purchased PLGL claims made insurance policies to cover applicable claims through an unrelated insurer. The PLGL policies are claims-made high deductible self-insured policies whereby the Company is responsible for the first layer of coverage, generally ranging from $500 to $750 per claim, as well as an additional aggregate one-time deductible generally ranging from $6,000 to $10,000 per policy, with the unrelated insurer typically covering up to $10,000 in aggregate claims paid per policy year. The Company uses its wholly-owned captive insurance company for the purpose of insuring certain portions of its risk retained under its PLGL programs. Accordingly, the Company is in essence self-insured for claims that are less than policy deductible amounts, claims not covered by such policies, and claims that exceed policy limits. It is the Company’s policy to use an external actuary to assist management in estimating the expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. Included as part of accrued self-insurance liabilities in the accompanying condensed consolidated balance sheets are PLGL self-insurance liabilities amounting to $289,075 and $216,534 as of September 30, 2025 and December 31, 2024, respectively, which include $40,877 and $28,593, respectively, of estimated PLGL claims that will be covered by the unrelated insurer. PLGL self-insurance liabilities as of September 30, 2025 and December 31, 2024 include $98,452 and $76,650, respectively, that were related to unasserted claims. The Company recorded an asset for the estimated PLGL claims that will be covered by the unrelated insurer. As of September 30, 2025 this asset amounted to $16,351 and $24,526 recorded within other receivables and other assets, respectively, and as of December 31, 2024, this asset amounted to $4,861 and $23,732 recorded within other receivables and other assets, respectively, as the PLGL claims and the anticipated insurance recoveries are recorded on a gross rather than net basis in accordance with U.S. GAAP.

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
NOTE 14.COMPUTATION OF NET INCOME PER COMMON SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$52,330	$16,210	$131,676	$19,153
Less: net (loss) income attributable to noncontrolling interest	(76)	590	(165)	594
Net income attributable to PACS Group, Inc.	$52,406	$15,620	$131,841	$18,559
Denominator:
Weighted average common shares outstanding	156,575,127	153,124,371	156,034,409	143,804,609

Basic net income per common share	$0.33	$0.10	$0.84	$0.13

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$52,330	$16,210	$131,676	$19,153
Less: net (loss) income attributable to noncontrolling interest	(76)	590	(165)	594
Net income attributable to PACS Group, Inc.	$52,406	$15,620	$131,841	$18,559
Denominator:
Weighted average common shares outstanding	156,575,127	153,124,371	156,034,409	143,804,609
Plus: effect of diluted shares(1)	8,134,240	5,328,960	9,458,032	1,933,274
Adjusted weighted average common shares outstanding	164,709,367	158,453,331	165,492,441	145,737,883

Diluted net income per common share	$0.32	$0.10	$0.80	$0.13
__________________
(1) The diluted per share amounts do not reflect 3,639 and 81,617 common share equivalents from restricted stock units for the three and nine months ended September 30, 2025, respectively, because of their anti-dilutive effect.
NOTE 15.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2025, the total number of shares available for issuance under the 2024 Plan was 5,066,273.
2024 Employee Stock Purchase Plan (2024 ESPP)
On March 31, 2024, the Company’s board of directors and stockholders approved the 2024 ESPP, which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP (which number includes 1,501,520 shares of common stock issuable pursuant to rights granted under the plan) was equal to 1% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2025 the total number of shares available for issuance under the 2024 ESPP was 3,053,295 as there have been no shares issued under this plan.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted no RSU awards during the three months ended September 30, 2025 and 2024 and RSU awards of 1,962,425 and 15,409,470 shares during the nine months ended September 30, 2025 and

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the nine months ended September 30, 2025 was $13.72, and ranged from $21.00 to $24.85 during the nine months ended September 30, 2024.
A summary of the status of the Company’s non-vested RSU awards as of September 30, 2025 and changes during the nine months ended September 30, 2025 is presented below:

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	11,561,818	$21.01
Granted	1,962,425	13.72
Vested	(2,325,126)	21.03
Forfeited	(2,344,162)	20.37
Non-vested at September 30, 2025	8,854,955	$19.55
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans for the three months ended September 30, 2025 and 2024 was $12,516 and $12,304, respectively, and for the nine months ended September 30, 2025 and 2024 was $38,322 and $103,240, respectively.
In future periods, the Company expects to recognize $146,103 in stock-based compensation expense for unvested RSU awards that were outstanding as of September 30, 2025. Future stock-based compensation expense will be recognized over 3.4 weighted average years for unvested RSU awards.

NOTE 16.SUBSEQUENT EVENTS
On November 19, 2025, the Audit Committee of the Company’s Board of Directors concluded an independent investigation that was initially disclosed in a press release issued on November 6, 2024, furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The sections titled “Risk Factors” contained in this Quarterly Report on Form 10-Q and our Annual Report, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of September 30, 2025, our portfolio consisted of 320 post-acute care, assisted living, and independent living facilities across 17 states serving over 31,100 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our decentralized, local operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.3 and 95%, respectively, as of September 30, 2025. As of September 30, 2025, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.3 and 81%, respectively.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of September 30, 2025:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,364	—	—	10	1,364
California	109	12,777	31	3,346	140	16,123
Colorado	19	2,236	1	242	20	2,478
Idaho	6	409	—	—	6	409
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	9	787	2	165	11	952
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,564	—	—	21	1,564
Pennsylvania	4	593	4	602	8	1,195
South Carolina	21	2,355	6	663	27	3,018
Tennessee	12	1,287	—	—	12	1,287
Texas	3	300	2	282	5	582
Washington	20	1,523	—	—	20	1,523
	269	29,138	51	6,064	320	35,202
During the nine months ended September 30, 2025, we expanded our operations with the addition of four stand-alone skilled nursing operations and three assisted living and independent living facilities all of which were acquired through long-term leases. We also made five real estate purchases. For each of these five acquired properties, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. These new operations added a total of 495 skilled nursing beds and 271 assisted living beds to be operated by our affiliated operating subsidiaries. Additionally, during the same period the Company disposed of one facility including 120 skilled nursing beds.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 30 and 27 assisted living and independent living facilities for the nine months ended September 30, 2025 and 2024, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the three months ended September 30, 2025 and 2024:

	Total Facility Results
	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$1,310,933	$1,010,277	$300,656	29.8%
Skilled mix by revenue	48.0%	50.5%		(2.5)%
Skilled mix by nursing patient days	28.2%	29.3%		(1.1)%
Occupancy for skilled nursing services:
Available patient days	2,994,628	2,399,563	595,065	24.8%
Actual patient days	2,664,033	2,171,432	492,601	22.7%
Occupancy rate (operational beds)	89.0%	90.5%		(1.5)%
Number of facilities at period end	290	249	41	16.5%
Number of operational beds at period end	32,677	27,467	5,210	19.0%

	Mature Facility Results
	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$746,242	$315,154	$431,088	136.8%
Skilled mix by revenue	55.4%	54.3%		1.1%
Skilled mix by nursing patient days	33.0%	32.1%		0.9%
Occupancy for skilled nursing services:
Available patient days	1,481,700	690,783	790,917	114.5%
Actual patient days	1,404,408	652,967	751,441	115.1%
Occupancy rate (operational beds)	94.8%	94.5%		0.3%
Number of facilities at period end	149	80	69	86.3%
Number of operational beds at period end	16,406	8,515	7,891	92.7%

	Ramping Facility Results
	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$282,160	$432,870	$(150,710)	(34.8)%
Skilled mix by revenue	40.6%	54.2%		(13.6)%
Skilled mix by nursing patient days	22.0%	31.2%		(9.2)%
Occupancy for skilled nursing services:
Available patient days	725,220	934,132	(208,912)	(22.4)%
Actual patient days	624,612	877,092	(252,480)	(28.8)%
Occupancy rate (operational beds)	86.1%	93.9%		(7.8)%
Number of facilities at period end	62	93	(31)	(33.3)%
Number of operational beds at period end	8,116	10,686	(2,570)	(24.1)%

	New Facility Results
	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$282,531	$262,253	$20,278	7.7%
Skilled mix by revenue	35.6%	40.4%		(4.8)%
Skilled mix by nursing patient days	23.6%	24.0%		(0.4)%
Occupancy for skilled nursing services:
Available patient days	787,708	774,648	13,060	1.7%
Actual patient days	635,013	641,373	(6,360)	(1.0)%
Occupancy rate (operational beds)	80.6%	82.8%		(2.2)%
Number of facilities at period end	79	76	3	3.9%
Number of operational beds at period end	8,155	8,266	(111)	(1.3)%

The following tables present the above key skilled services metrics by category for all facilities, Mature facilities, Ramping facilities, and New facilities as of and for the nine months ended September 30, 2025 and 2024:

	Total Facility Results
	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$3,843,153	$2,849,806	$993,347	34.9%
Skilled mix by revenue	49.1%	51.2%		(2.1)%
Skilled mix by nursing patient days	28.9%	29.4%		(0.5)%
Occupancy for skilled nursing services:
Available patient days	8,824,037	6,788,832	2,035,205	30.0%
Actual patient days	7,846,851	6,165,899	1,680,952	27.3%
Occupancy rate (operational beds)	88.9%	90.8%		(1.9)%
Number of facilities at period end	290	249	41	16.5%
Number of operational beds at period end	32,677	27,467	5,210	19.0%

	Mature Facility Results
	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$2,147,833	$877,803	$1,270,030	144.7%
Skilled mix by revenue	56.4%	55.0%		1.4%
Skilled mix by nursing patient days	33.7%	32.2%		1.5%
Occupancy for skilled nursing services:
Available patient days	4,238,699	1,959,687	2,279,012	116.3%
Actual patient days	4,025,794	1,850,627	2,175,167	117.5%
Occupancy rate (operational beds)	95.0%	94.4%		0.6%
Number of facilities at period end	149	80	69	86.3%
Number of operational beds at period end	16,406	8,515	7,891	92.7%

	Ramping Facility Results
	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$807,434	$1,227,925	$(420,491)	(34.2)%
Skilled mix by revenue	41.9%	55.9%		(14.0)%
Skilled mix by nursing patient days	22.8%	32.7%		(9.9)%
Occupancy for skilled nursing services:
Available patient days	2,047,146	2,613,520	(566,374)	(21.7)%
Actual patient days	1,764,784	2,467,398	(702,614)	(28.5)%
Occupancy rate (operational beds)	86.2%	94.4%		(8.2)%
Number of facilities at period end	62	93	(31)	(33.3)%
Number of operational beds at period end	8,116	10,686	(2,570)	(24.1)%

	New Facility Results
	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Dollars in thousands)
Skilled nursing services revenue	$887,886	$744,078	$143,808	19.3%
Skilled mix by revenue	38.2%	39.3%		(1.1)%
Skilled mix by nursing patient days	24.7%	22.3%		2.4%
Occupancy for skilled nursing services:
Available patient days	2,538,192	2,215,625	322,567	14.6%
Actual patient days	2,056,273	1,847,874	208,399	11.3%
Occupancy rate (operational beds)	81.0%	83.4%		(2.4)%
Number of facilities at period end	79	76	3	3.9%
Number of operational beds at period end	8,155	8,266	(111)	(1.3)%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	39.6%	37.0%	27.8%	36.6%	18.9%	23.7%	32.7%	33.3%
Managed care	15.8	17.3	12.8	17.6	16.7	16.7	15.3	17.2
Skilled mix	55.4	54.3	40.6	54.2	35.6	40.4	48.0	50.5
Medicaid	35.7	38.4	49.9	37.4	53.7	50.4	42.6	41.2
Private and other	8.9	7.3	9.5	8.4	10.7	9.2	9.4	8.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	21.0%	18.5%	12.4%	18.5%	11.1%	11.4%	16.6%	16.4%
Managed care	12.0	13.6	9.6	12.7	12.5	12.6	11.6	12.9
Skilled mix	33.0	32.1	22.0	31.2	23.6	24.0	28.2	29.3
Medicaid	57.7	59.6	67.8	59.7	64.2	65.3	61.6	61.4
Private and other	9.3	8.3	10.2	9.1	12.2	10.7	10.2	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	41.0%	37.3%	30.0%	37.7%	20.8%	22.9%	33.9%	33.6%
Managed care	15.4	17.7	11.9	18.2	17.4	16.4	15.2	17.6
Skilled mix	56.4	55.0	41.9	55.9	38.2	39.3	49.1	51.2
Medicaid	35.0	38.1	48.7	36.3	51.9	51.5	41.9	40.9
Private and other	8.6	6.9	9.4	7.8	9.9	9.2	9.0	7.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	21.8%	18.5%	13.9%	19.3%	11.6%	10.3%	17.4%	16.4%
Managed care	11.9	13.7	8.9	13.4	13.1	12.0	11.5	13.0
Skilled mix	33.7	32.2	22.8	32.7	24.7	22.3	28.9	29.4
Medicaid	57.1	59.7	67.1	58.3	64.0	67.1	61.2	61.4
Private and other	9.2	8.1	10.1	9.0	11.3	10.6	9.9	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
Average daily rate	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$988.41	$947.82	$991.53	$982.32	$746.97	$880.10	$950.49	$949.62
Managed care	686.21	603.54	595.45	684.92	586.21	560.68	642.83	623.48
Total for skilled patient payors (1)	878.36	802.49	819.35	861.20	661.91	712.35	824.34	805.90
Medicaid	324.26	305.80	326.92	310.83	366.42	326.88	335.43	314.41
Private and other	495.26	416.36	418.77	455.01	385.54	365.64	446.20	414.55
Total (2)	$523.14	$474.28	$444.63	$495.71	$438.53	$423.64	$484.57	$467.98
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Average daily rate	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$984.00	$942.70	$981.22	$971.79	$773.80	$910.87	$946.64	$950.39
Managed care	682.71	604.12	604.84	671.59	577.61	565.06	637.92	621.24
Total for skilled patient payors (1)	877.92	798.75	833.92	848.20	670.02	725.35	823.56	804.11
Medicaid	322.18	299.12	330.12	309.23	350.65	314.85	331.95	308.12
Private and other	492.48	396.81	425.86	430.88	380.83	355.44	443.96	395.91
Total (2)	$525.23	$468.14	$454.83	$496.61	$432.96	$410.54	$485.22	$462.27
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
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, gains on lease termination, stock-based compensation expense, loss from equity method investment, forfeiture of a seller’s note, recognition of a bargain purchase gain, legal and other costs, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of SNF facilities and providers, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. The loss related to our equity method investment is a loss allocated to us from a discrete disposal recognized by one of our equity method investments. Legal and other costs include legal and professional fees incurred associated with the Audit Committee’s independent investigation and with other ongoing investigations.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA less rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a consolidated basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$52,330	$16,210	$131,676	$19,153
Less: Net (loss) income attributable to noncontrolling interest	(76)	590	(165)	594
Add: Interest expense	8,529	9,029	19,787	35,040
Provision for income taxes	23,966	17,446	65,962	21,203
Depreciation and amortization	14,401	10,523	40,284	27,893
EBITDA	$99,302	$52,618	$257,874	$102,695
Adjustments to EBITDA:
Acquisition related costs	101	845	310	1,537
Gain on lease termination	—	—	—	(8,046)
Stock-based compensation expense	12,516	12,304	38,322	103,240
Loss from equity method investment	—	—	—	2,736
Forfeiture of seller's note	—	500	—	500
Bargain purchase gain	—	(17,185)	—	(17,185)
Legal and other costs	19,596	—	66,460	—
Adjusted EBITDA	$131,515	$49,082	$362,966	$185,477
Rent - cost of services	95,107	72,632	283,250	200,954
Adjusted EBITDAR	$226,622		$646,216
Components of Results of Operations
Revenue
Patient and Resident Service Revenue
Patient and resident service revenue typically represents over 99% of our total revenue. Patient and resident service revenue comprises skilled nursing services revenue, revenue generated from our senior assisted living services and revenue generated from certain ancillary services provided outside of routine contractual agreements. For the nine months ended September 30, 2025 and 2024, skilled nursing services revenue represented over 97% of patient and resident service revenue.
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
Rent - Cost of Services
Rent - cost of services consists solely of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 269 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
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

Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest expense related to our debt, as well as income from gains and losses from investments in partnerships, and gains from lease termination.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,		Change
	2025	2024	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,344,302	$1,024,276	$320,026	31.2%
Other revenues	265	2,029	(1,764)	(86.9)%
Total Revenue	$1,344,567	$1,026,305	$318,262	31.0%
Operating Expenses
Cost of services	1,046,262	849,599	196,663	23.1%
Rent - cost of services	95,107	72,632	22,475	30.9%
General and administrative expense	102,528	70,587	31,941	45.3%
Depreciation and amortization	14,401	10,523	3,878	36.9%
Total Operating Expenses	$1,258,298	$1,003,341	$254,957	25.4%
Operating income	86,269	22,964	63,305	275.7%
Other (Expense) Income
Interest expense	(8,529)	(9,029)	500	(5.5)%
Other (expense) income, net	(1,444)	19,721	(21,165)	(107.3)%
Total Other (Expense) Income, Net	$(9,973)	$10,692	$(20,665)	(193.3)%
Income before provision for income taxes	76,296	33,656	42,640	126.7%
Provision for income taxes	23,966	17,446	6,520	37.4%
Net Income	$52,330	$16,210	$36,120	222.8%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $320.0 million to $1.3 billion for the three months ended September 30, 2025, a 31.2% increase compared to the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, skilled nursing services revenue represented more than 97% of patient and resident service revenue.
Skilled nursing services revenue increased by 29.8%, or $300.7 million, to $1.3 billion for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This change was driven by an increase in patient days of 492,601, or 22.7%, primarily due to an increase in operational beds of 5,210, or 19.0%, from September 30, 2024 to September 30, 2025. New and Ramping facilities experienced a decrease in occupancy, from 82.8% and 93.9%, respectively, for the three months ended September 30, 2024 to 80.6% and 86.1%, respectively, for the three months ended September 30, 2025. The combined occupancy rate across all facilities of 89.0% for the three months ended September 30, 2025, reflects a decrease compared to 90.5% for the three months ended September 30, 2024. The decrease in New and Ramping facility cohort occupancy rates was offset by a small increase in the Mature facility cohort occupancy rate which grew by 0.3% to 94.8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Our skilled nursing services revenue was impacted by fluctuations in our payor source mix. Our average Medicare daily rates primarily remained consistent, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Our average Medicaid rates increased 6.7% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Other revenue - Other revenue decreased by $1.8 million for the three months ended September 30, 2025 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $196.7 million to $1.0 billion, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The 23.1% increase was primarily driven by an increase of $129.9 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 276 as of September 30, 2024 to 320 as of September 30, 2025, an increase of 15.9%. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2024 accounted for $68.1 million, or 52.4% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $24.8 million in contracted services; $15.1 million in nursing and dietary expenses; and $9.9 million in administrative expenses for facilities. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $95.1 million for the three months ended September 30, 2025, compared to $72.6 million for the three months ended September 30, 2024. The increase was primarily attributable to the addition of new facilities with operating leases midway through, and subsequent to, the three months ended September 30, 2024, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $31.9 million, to $102.5 million for the three months ended September 30, 2025, compared to $70.6 million for the three months ended September 30, 2024. This increase was due to an increase in salaries and wages of $6.6 million due to growth in operations, and an increase in professional fees within general and administrative expense in the current year including an increase of $19.6 million in legal expenses associated with the Audit Committee’s independent investigation and with ongoing government investigations.
Depreciation and amortization
Depreciation and amortization increased by $3.9 million to $14.4 million, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase is directly attributable to new real estate obtained through acquisitions.
Other (expense) income, net
Other (expense) income, net was $(10.0) million for the three months ended September 30, 2025, a decrease of $20.7 million compared to other income, net of $10.7 million for the three months ended September 30, 2024. Other (expense) income, net consists of interest expense which decreased by $0.5 million, to $8.5 million for the three months ended September 30, 2025. Additionally, other (expense) income, net changed from income of $19.7 million to expense of $1.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2025, driven by an increase in unrealized gains on our investment in partnerships during the three months ended September 30, 2024 with no comparable gains during the three months ended September 30, 2025.

Provision for income taxes
Provision for income taxes totaled $24.0 million for the three months ended September 30, 2025, representing an effective tax rate of 31.4%, compared to a provision for income taxes of $17.4 million and an effective tax rate of 51.8% for the three months ended September 30, 2024. The change in effective tax rate in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the change in forecasted pre-tax book income. See Note 10 “Income Taxes”, in our condensed consolidated financial statements for more information.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$3,930,168	$2,878,946	$1,051,222	36.5%
Other revenues	785	2,900	(2,115)	(72.9)%
Total Revenue	$3,930,953	$2,881,846	$1,049,107	36.4%
Operating Expenses
Cost of services	3,090,932	2,347,738	743,194	31.7%
Rent - cost of services	283,250	200,954	82,296	41.0%
General and administrative expense	301,579	254,167	47,412	18.7%
Depreciation and amortization	40,284	27,893	12,391	44.4%
Total Operating Expenses	$3,716,045	$2,830,752	$885,293	31.3%
Operating income	214,908	51,094	163,814	320.6%
Other (Expense) Income
Interest expense	(19,787)	(35,040)	15,253	(43.5)%
Gain on lease termination	—	8,046	(8,046)	(100.0)%
Other income, net	2,517	16,256	(13,739)	(84.5)%
Total Other Expense, Net	$(17,270)	$(10,738)	$(6,532)	60.8%
Income before provision for income taxes	197,638	40,356	157,282	389.7%
Provision for income taxes	65,962	21,203	44,759	211.1%
Net Income	$131,676	$19,153	$112,523	587.5%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $1,051.2 million to $3.9 billion for the nine months ended September 30, 2025, a 36.5% increase compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, skilled nursing services revenue represented more than 97% of patient and resident service revenue.
Skilled nursing services revenue increased by 34.9%, or $993.3 million, to $3.8 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This change was driven by an increase in patient days of 1,680,952, or 27.3%, primarily due to an increase in operational beds of 5,210, or 19.0%, from September 30, 2024 to September 30, 2025. New and Ramping facilities experienced a decrease in occupancy, from 83.4% and 94.4%, respectively, for the nine months ended September 30, 2024 to 81.0% and 86.2%, respectively, for the nine months ended September 30, 2025. The combined occupancy rate across all facilities of 88.9% for the nine months ended September 30, 2025, reflects a decrease as compared to 90.8% for the nine months ended September 30, 2024. The decrease in New and Ramping facility cohort occupancy rate was offset by a small increase in the Mature facility cohort occupancy rate which grew by 0.6% to 95.0% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Our skilled nursing services revenue was impacted by changes in our average daily rates and fluctuations in our payor source mix. Our average Medicare daily rates decreased by 0.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Our average Medicaid rates increased 7.7% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Other revenue - Other revenue decreased to $0.8 million for the nine months ended September 30, 2025, compared to $2.9 million for the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $743.2 million to $3.1 billion, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The 31.7% increase was primarily driven by an increase of $469.4 million in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased from 276 as of September 30, 2024 to 320 as of September 30, 2025, an increase of 15.9%. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2024 accounted for $191.5 million or 40.8% of the increase. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $96.4 million in contracted services; $62.9 million in administrative expenses for facilities; and $53.6 million in nursing and dietary expenses. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $283.3 million for the nine months ended September 30, 2025, compared to $201.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to the addition of new facilities throughout the year, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $47.4 million, to $301.6 million for the nine months ended September 30, 2025, compared to $254.2 million for the nine months ended September 30, 2024. The change was driven by an increase in salaries and wages of $31.1 million, or 28.3%, due to growth in operations, and an increase in costs associated with professional fees within general and administrative expense in the current year including a $66.5 million increase in legal expenses associated with the Audit Committee’s independent investigation and with ongoing government investigations. This increase was offset by a change in stock compensation expense recognized during the year, associated with restricted stock units that were granted at the time of our IPO, which accounted for a decrease of $64.9 million. The remaining increase in general and administrative expense was driven by an increase in centralized costs to support the facility operations.
Depreciation and amortization
Depreciation and amortization increased by $12.4 million to $40.3 million, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase is directly attributable to new real estate obtained through acquisitions.
Other expense, net
Other expense, net was $17.3 million for the nine months ended September 30, 2025, an increase in expense of $6.5 million compared to the nine months ended September 30, 2024. Other expense, net consists of interest expense which decreased by $15.3 million, to $19.8 million for the nine months ended September 30, 2025, driven by a decrease in average line of credit and long-term debt balances throughout the year of $129.5 million from September 30, 2024 to September 30, 2025. In the nine months ended September 30, 2024, other expense, net also included a gain of $8.0 million recognized upon the termination of a lease. Additionally, other income, net decreased by $13.7 million compared to the nine months ended September 30, 2024, driven by an increase in unrealized gains on our investment in partnerships in the prior year with no comparable activity in the current year.

Provision for income taxes
Provision for income taxes totaled $66.0 million for the nine months ended September 30, 2025, representing an effective tax rate of 33.4%, compared to a provision for income tax of $21.2 million and an effective tax rate of 52.5% for the nine months ended September 30, 2024. The change in effective tax rate in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the change in forecasted pre-tax book income. See Note 10 “Income Taxes”, in our condensed consolidated financial statements for more information.
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
On April 15, 2024, we completed an IPO receiving initial net proceeds of $423.0 million. We used $370.0 million of the net proceeds from the IPO to repay amounts outstanding under our Amended and Restated Credit Facility (as defined below) and used the remaining amount for general corporate purposes to support the growth of the business. On September 9, 2024, we completed an underwritten follow-on offering receiving initial net proceeds of $96.4 million, of which we used $95.3 million to repay amounts outstanding under our Amended and Restated Credit Facility.
As of September 30, 2025, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $355.7 million. The total principal amount outstanding under our Amended and Restated Credit Facility as of September 30, 2025 was $100.0 million. In addition, we had outstanding letters of credit of $13.9 million as of September 30, 2025.
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
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility, subject to entrance into teh agreement described above, as our single line-of-credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $80.6 million for the nine months ended September 30, 2025, compared to $224.8 million, for the nine months ended September 30, 2024.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by/(used in):
Operating activities	$407,614	$302,751
Investing activities	(145,879)	(338,345)
Financing activities	(63,521)	(21,098)
Net change in cash	$198,214	$(56,692)
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$359,056	$62,012
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the nine months ended September 30, 2025 of $407.6 million increased by $104.9 million as compared with the same period in 2024. The increase was driven by an increase in operational performance across our existing portfolio of facilities as well as the incremental operational performance across our net 44 facilities acquired since September 30, 2024. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $22.3 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact of collections to net income is driven by growth in operating facilities period-over-period, supported by a decrease in days sales outstanding of 7.4, from 57.8 as of September 30, 2024 to 50.4 as of September 30, 2025. This change in days sales outstanding is due to operational efficiencies as facilities continue to mature following facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the nine months ended September 30, 2025 of $145.9 million decreased by $192.5 million as compared with the same period in 2024. The decrease in cash used was attributable to a decrease of $144.2 million in the acquisition of facilities, a decrease of $29.8 million in purchases of investments consisting of holdings in investment grade bond mutual funds, and a decrease of $30.4 million used for the investment in partnerships during the nine months ended September 30, 2025 compared with the same period in the previous year. This reduction was offset by an increase of $12.4 million in cash used to purchase property and equipment in excess of cash used for these purposes in the nine months ended September 30, 2024.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, proceeds from equity offerings, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the nine months ended September 30, 2025 was $63.5 million, an increase of $42.4 million as compared with the same period in 2024. During the nine months ended September 30, 2025 we had reduced financing activity consisting primarily of net payments on long-term debt and our line of credit of $12.7 million and $42.0 million, respectively, and taxes paid related to net share settlement of equity awards of $8.4 million. In contrast, during the nine months ended September 30, 2024, we had net payments on our line of credit of $520.0 million and net borrowings on long-term debt of $56.3 million. During the same period in 2024, we also had proceeds from our initial public offering of $414.2 million and proceeds from our underwritten follow-on offering of $95.3 million, offset by dividends paid of $33.7 million and taxes paid related to net share settlement of equity awards of $33.6 million.

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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2025, we had $13.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of September 30, 2025, we had $100.0 million of variable rate debt, therefore none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of September 30, 2025, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $0.7 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $0.7 million. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of September 30, 2025 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.

As of September 30, 2025, we had outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $253.0 million, all of which are at fixed interest rates.
The above only incorporates those exposures that exist as of September 30, 2025 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, due to the material weaknesses described below.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the quarterly period ended September 30, 2025, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) The Company’s Board of Directors has established December 19, 2025 as the date of our 2025 annual meeting of stockholders.
(b) None.
(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Forbearance Agreement, dated as of July 24, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto					*
10.2
Forbearance Agreement and Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto
*
10.3	Forbearance Agreement, dated as of October 21, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto					*
10.4	Separation and Consulting Agreement with PACS Group, Inc. and Peter (PJ) Sanford, each dated August 15, 2025					*
10.5	Separation Agreement with PACS Group, Inc. and Derek Apt, dated September 2, 2025					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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