Form 10-K
period 2025-12-31
PACS Group, Inc.
filed 2026-02-27
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

90 S. 400 W. Suite 700 Salt Lake City, Utah 84101
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
☒
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
Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $588.5 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 23, 2026, there were 157,165,029 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

PACS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about PACS Group, Inc. (“we,” “us,” “our,” the “Company” and “PACS”) and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to successfully execute upon our strategy to deploy our locally led, PACS Services supported model in acquired SNFs and in existing and new markets;
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
•our ability to implement, maintain and improve effective internal controls and remediate the material weaknesses; and

•the sufficiency of our cash to meet our liquidity needs.
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

PART I
Item 1. BUSINESS
Business Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. In total, we operate 321 post-acute care facilities across 17 states serving over 31,700 patients daily. Our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our locally led, centrally supported operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that enable local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
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
We believe that healthcare is local and we operate through a locally led, centrally supported model, recognizing that each patient, facility, and community is unique. To that end, we believe that our local leaders and their teams understand the distinct needs and priorities of their patients, staff, and facilities and are best positioned to make clinical and operational decisions in order to optimize patient outcomes and experience. To facilitate this, each of our facilities operates independently, led by a facility administrator and his or her interdisciplinary team of medical directors, nurses, therapists, specialty consultants, and operators. To assist these local teams in achieving their best clinical and operating potential, we provide each facility with access to PACS Services, and they are subject to the PACS Code of Business Conduct and Ethics (which is described elsewhere in this report) and a variety of other policies and procedures designed to help ensure our operations are conducted consistent with applicable law and prudent business practices. PACS Services is a comprehensive suite of offerings, including accounting, finance, human resources, payroll, accounts receivable and payable, legal, compliance, and risk management services, as well as a robust suite of technology tools. We operate in a highly regulated industry with stringent regulatory compliance obligations, which require robust regulatory compliance operations. Failure to operate in compliance with applicable laws and regulations could require significant expenditures and result in regulatory deficiencies and other regulatory penalties. PACS Services functions to support our regulatory compliance obligations across our organization, including through controlled billing and cost reporting practices and legal, risk management, and compliance support. PACS Services also provides teams of regional professionals available as resources to each facility, including a regional vice president (RVP) for each operational region, and regional clinical and non-clinical directors and consultants. We developed PACS Services to be a resource to help reduce administrative burden so that local leadership teams can focus on making decisions that improve the care, well-being, and quality of life of their patients.
We believe that talented local leadership is critical to the success of our model of independently operated, centrally supported facilities. At the facility level, administrators are effectively the chief executive officers, and together with other local licensed professionals, are ultimately responsible for the day-to-day operations of their respective facilities. We seek to recruit, train, and reward dynamic administrators for our facilities, and rely on them to work with their interdisciplinary teams to implement policies and procedures that are appropriate and effective and result in positive outcomes. We support the delivery of excellent care by building excellent teams. We believe our model attracts high caliber, entrepreneurial professionals who value having considerable autonomy, accountability, and aligned incentives. We provide these professionals with leadership and industry training, guidance, and operational support. Our model is intended to align local leaders’ incentives with facility and organizational success, encouraging them to dedicate themselves to the long-term future of their facilities. To create such alignment, we have developed an administrator compensation structure that prioritizes operational and financial performance, as well as quality of care. Our administrators understand that a well-performing facility is the result of providing quality care in an environment of healing and caring, and one that is appropriately staffed, supplied, and equipped to meet the needs of its patients. This dedicated focus by our administrators and their local teams on patient outcomes drives demand for our services and can ultimately result in higher patient census and profitability. We also seek to provide opportunities for upward career mobility, with many of our administrators being promoted from within our company to roles of increasing levels of responsibility. Our culture of meritocracy and pride of ownership has helped us retain experienced facility administrators as well as RVPs who had an average industry experience of 12.9 years as of December 31, 2025.
Excellence in clinical quality and experience for our patients is at the forefront of our mission. We believe our focus on quality is reflected in our CMS Quality Measures (QM) Star rating, occupancy rate, and skilled mix by nursing patient days (which refers to the number of days our Medicare and managed care patients receive skilled nursing services at SNFs as a percentage of the total number of days that patients from all payor sources receive skilled nursing services at SNFs for any given period). The QM Star rating is a number between 1 and 5 that is assigned to SNFs that participate in Medicare or Medicaid, and is based on an aggregate score across a range of quality reporting program requirements. As of December 31, 2025, 2024, and 2023, our average QM Star rating across our Mature facilities, which we define as facilities purchased more than 36 months prior to the measurement date, was 4.4, 4.3 and 4.2 Stars, respectively, compared to the industry average of 3.5, 3.4 and 3.6 Stars, respectively. For the years ended December 31, 2025, 2024, and 2023, our average occupancy rate across our Mature facilities was 95%, 94%, and 93%, respectively, compared to the industry average of 79%, 77% and 76%, respectively. For the year ended December 31, 2025, our skilled mix by nursing patient days was 29%, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have historically grown primarily through our disciplined and balanced acquisition strategy. We generally aim to create value by identifying and acquiring underperforming custodial care focused facilities and converting them into higher-value short-term transitional care focused facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. The resources and guidance offered by PACS Services are key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that enable local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.4 and 95%, respectively, as of December 31, 2025. As of December 31, 2025, the average QM Star rating and occupancy rate for New facilities, which we define as facilities purchased less than 18 months prior to the measurement date, was 3.5 and 81%, respectively.
Our portfolio of owned and leased properties is strategically located in 17 states: Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. We anticipate that available acquisition opportunities will enable us to further penetrate our reach into these 17 states and to enter new states in the future. We believe our current markets are attractive and that the states in which we operate each has unique benefits, such as favorable reimbursement dynamics, high barriers to entry, or population growth of adults aged 65 and older, which is our primary patient demographic. We generally look for similar attributes in new markets that we enter. As of December 31, 2025 we leased 219 facilities, directly owned the real estate at 53 facilities, and owned partial interests in an additional 49 facilities through partnerships managed by third parties. As we continue to grow, we intend to explore additional purchases of real-estate assets, through purchase options or rights-of-first refusal in existing leases, as well as acquisitions and de novo construction of purpose-built facilities.
For the year ended December 31, 2025, we generated total revenue of $5.3 billion, representing a CAGR of 30.4% over the last three years. A substantial portion of our revenue is generated from payments from third-party payors, including Medicare and Medicaid, which represent our largest sources of revenue and accounted for 33.7% and 40.5% of our routine revenue for the year ended December 31, 2025, respectively. For the year ended December 31, 2024, we generated total revenue of $4.1 billion, and Medicare and Medicaid accounted for 33.8% and 40.4% of our routine revenue, respectively.
For the year ended December 31, 2025, our total operating expenses were $5.0 billion. For the same period, we generated net income of $191.5 million and Adjusted EBITDA of $505.0 million. For the year ended December 31, 2024, our total operating expenses were $4.0 billion and we generated net income of $55.3 million and Adjusted EBITDA of $279.5 million. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Skilled Services Metrics and Non-GAAP Financial Measures—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure.
As of December 31, 2025, we had total long-term liabilities of $3.6 billion.
Our Operating Model
Locally Led, Centrally Supported Operations
Our locally led, centrally supported model is informed by our beliefs that “healthcare is local” and that each patient, facility and community is unique. Our administrators have significant autonomy in the decision-making process, subject to adherence to company policies and procedures, because we believe they know what is best for their community and their markets. Our 321 post-acute facilities are independently operated by interdisciplinary teams with robust administrative and consulting support from PACS Services.
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
We provide PACS Services to each of our facilities, which includes support through a regional team of seasoned, highly qualified, cross-functional professionals, and led by an RVP. The team also includes regional clinical support personnel (such as directors of therapy, quality assurance, medical records, and clinical services personnel) as well as non-clinical personnel such as regional directors of recruitment and accounts receivable and accounts payable, reimbursement, and risk and compliance personnel. As of December 31, 2025, we had 21 RVPs overseeing each regional team, covering an average of 14 facilities within a region and having an intimate understanding of the intricacies and challenges of the post-acute industry. We place the utmost importance on clinical quality, and as a result, many employees that provide PACS Services are clinicians by trade. We also have PACS policies and procedures applicable to all employees, including a Code of Business Conduct and Ethics, which are designed to help ensure our operations are conducted in accordance with the law and prudent business practices.
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
•Integration and execution. Prior to and following closing of an acquisition, we perform a full facility evaluation focused on operational, clinical, financial, and administrative functions. Through this evaluation, we develop a detailed action plan with goals for IT integration and implementation of best practices led by facility administrators. We believe that administrators can create immediate additional value through technology integrations and then drive continued growth over time with improvements to clinical quality, operations, and financial performance. Our facilities generally undergo a three-year post-acquisition transition period. During this period, our integration efforts and implementation of best practices often result in significant improvements to clinical quality and other operational metrics. We believe the results of our strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.4 and 95%, respectively, as of December 31, 2025. By comparison, the average QM Star rating and occupancy rate for New facilities was 3.5 and 81%, respectively, as of December 31, 2025.
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
The following is a summary of our leased and owned facilities:
•Leased Properties. As of December 31, 2025, we had 268 leased facilities. The majority of these leased facilities are in California, with the remainder in Alaska, Arizona, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. We often leverage our financial and operational condition to negotiate favorable lease terms, including low annual rent escalators, long expiration dates, and purchase options. As of December 31, 2025, our weighted average annual lease escalator was 2%, our average monthly lease expense was $954 per bed, our average remaining lease term across our portfolio was approximately 13 years, and we had 37 total purchase options at our discretion and 5 rights of first refusal that we may exercise in future years.
•Owned Properties. We have historically purchased the real-estate assets for certain of the post-acute care facilities we operate. Many of our owned properties were acquired with limited cash outlay while in a distressed state, or through the exercise of a purchase option that was originally negotiated while in a distressed state. We seek to create value in our properties by purchasing these distressed facilities and making improvements under our operations and ownership. As of December 31, 2025 we owned 53 post-acute care facilities, and we have investments in joint ventures that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by PACS Group subsidiaries. The majority of our owned real-estate properties are located in California, with the remainder in Colorado, Kentucky, Missouri, Nevada, Pennsylvania, South Carolina, and Texas. We have also explored facility ownership through de-novo, or new-build, facilities where we construct facilities and own them. Since 2013, we have opened or are in the process of opening 8 de-novo facilities.
We classify each of our facilities into three distinct categories based on the amount of time that has passed since acquisition: Mature, Ramping and New. Mature facilities are defined as facilities purchased more than 36 months prior to a respective measurement date. Ramping facilities are defined as facilities purchased within 18 to 36 months prior to a respective measurement date. New facilities are defined as facilities purchased less than 18 months prior to a respective measurement date. As of December 31, 2025, we operated 150 Mature facilities, 102 Ramping facilities, and 69 New facilities. For the year ended December 31, 2025, our Mature, Ramping, and New facilities generated skilled nursing services revenue of $2.9 billion, $1.1 billion, and $1.2 billion, respectively.
We believe our success in improving our acquired properties is reflected in the average QM Star rating, occupancy rate, and skilled mix by revenue for each of our Mature, Ramping and New facilities, depicted in the table below for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Mature facilities	Ramping facilities	New facilities
Average QM Star rating	4.4	4.1	3.5
Occupancy rate (operational beds)	95%	86%	81%
Skilled mix by revenue	56%	42%	38%
As of December 31, 2025, our full portfolio had an average QM Star rating of 4.1 Stars compared to the industry average of 3.5 Stars, and an average occupancy rate of 89% compared to the industry average occupancy rate of 79%. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Skilled Services Metrics and Non-GAAP Financial Measures.” We believe our strategy drives these results and is central to our ability to develop acquired facilities into higher performing facilities over time.
We believe the success of our strategy is further exemplified by our historical ability establish and maintain a QM Star rating for our Mature facilities that is higher than the industry average, The graphic below sets forth our QM Star rating over time for our Mature facilities, as well as the industry average QM Star rating for buildings of all maturities, for the periods indicated.
QM Star Ratings Over Time for PACS Mature Facilities vs. Industry Average(1)
_________
(1) Source: CMS SNF Provider Information (Nov. 2024); PACS data for facilities with CMS certification and QM Star rating.
Execution of our strategy has also increased our number of facilities with QM Star ratings of 4 or 5 Stars over time. The graphic below sets forth our number of facilities by QM Star rating from 2015 through 2025.
QM Star Ratings Over Time for PACS Facilities(1)
_________
(1) Facility count shown excludes facilities with unreported QM star rating for period and excludes ALF facilities with no QM Star ratings.
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
Value Proposition for Payors
•Higher value site of care. We believe we provide high acuity care in a cost-effective setting and are able to quickly transition patients from the acute care setting, reducing length of stay and delivering more overall value for payors. Moreover, we believe we provide payors with a high-quality alternative to higher cost post-acute sites of care. For example, according to MedPAC, SNFs are the lowest cost facility-based post-acute healthcare, costing an average of $577 per covered day compared to $1,957 and $1,788 per covered day for inpatient rehabilitation facilities and long-term acute care hospitals, respectively.
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
•Highly entrepreneurial career development. By providing our administrators with autonomy in the operation of their facility, we believe we create a highly entrepreneurial environment that encourages and rewards leaders to optimize operational performance. We empower our clinicians to do the same and provide top performers the opportunity to progress via training for higher skill licenses and certifications. People are provided the opportunity to advance to become an administrator through our Administrator-in-Training program, and to join a regional leadership team. For example, in the year ended December 31, 2025, we promoted 56 of our administrators from within our organization after participating in our Administrator-in-Training program, and 18 of our RVPs were previously successful administrators with us.
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
Locally Led Market-Driven Operating Model
Our locally led, centrally supported model is decentralized and emphasizes local operational autonomy. We believe that placing decision-making power at the local level with teams who understand the needs of their patients and their communities facilitates responsiveness and adaptability to evolving patient needs and facility and community factors. We believe the empowerment of local leadership promotes improved quality care for patients, greater referral volumes and higher occupancy rates. Our operating model is highly transferable to new markets, and enable us to quickly integrate and enhance new facilities.
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
Industry Overview and Market Opportunity
The Post-Acute Care Continuum is Essential to the Healthcare Ecosystem
We operate in the post-acute care industry, which is an essential component of the healthcare delivery ecosystem, serving high need, medically fragile patients. Post-acute care encompasses multiple care settings outside of acute care hospitals that are differentiated by the acuity level of patients and the services they require. While services may overlap across each distinct post-acute offering, post-acute rehab or SNFs provide the most comprehensive array of services. Upstream care providers, such as acute care hospitals, generally discharge patients to post-acute facilities where patients can receive key services at lower costs. For example, according to MedPAC, SNFs cost an average of $577 per covered day compared to $3,100 for short-term acute care hospitals.
Post-Acute Care Continuum
SNFs are an Integral and Essential Part of the Post-Acute Care Continuum
SNFs play an essential role in post-acute patient care. SNFs provide higher-acuity skilled nursing care to patients that cannot be adequately treated in community-based care settings, such as assisted living or independent living facilities, and who are no longer appropriate candidates for hospital care. Patients referred to a SNF are typically recovering from surgery or non-critical conditions, such as strokes, joint replacements, and acute infections, and are admitted to a SNF within 30 days of being discharged from a hospital where they spent at least three days as an inpatient. In many instances, patients are treated at SNFs prior to receiving home health nursing care and therapy services. The majority of SNF patients are aged 65 years or older. Despite the wide array of services and variety of needs addressed, MedPAC reports that SNFs are the lowest cost facility-based post-acute healthcare, costing on average $577 per covered day compared to $1,957 and $1,788 per covered day for inpatient rehabilitation facilities and long-term acute care hospitals, respectively. According to MedPAC data, SNFs accounted for approximately 50% of the total post-acute care continuum spend in 2023. According to CMS Inpatient Hospital discharge data, in the first half of 2023, approximately 24% of Medicare patients over 65 years old were discharged to SNFs, representing more than any other facility type, including inpatient rehabilitation facilities and long-term acute care hospitals (approximately 6%), and more than home health nursing care (22%) or hospice (5%). As reimbursement and coverage continues to shift toward value-based models with greater emphasis on controlling costs, SNFs are integral to post-acute care and can continue to drive high-quality outcomes in low-cost settings.
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
As demand has increased for SNFs, the number of SNFs has declined in recent years from approximately 15,650 in 2017 to approximately 14,740 in 2025. We believe this is due to a variety of factors, including an inability of many facilities to comply with quality standards, rigorous staffing, and billing requirements, and a lack of technology and sophistication at small and independent operators. Furthermore, new operators face multiple barriers to entry, including the requirements to obtain a Certificate of Need, complex licensure requirements, lack of operating experience, and significant capital requirements. As a result, the addition of new SNFs has not kept pace with the number of SNFs exiting the market, amplifying the need for skilled nursing to serve an aging population.
Favorable Reimbursement Environment
According to CMS, approximately 72% of SNF revenue in 2022 was derived from government sources, including Medicare and Medicaid. Medicare represents 21% of industry revenue, while Medicaid represents approximately 51%. The remainder comprises managed care, private pay, and other payors. Medicare and Medicaid reimbursement has steadily increased over the past few years. Medicare reimbursement per patient day increased at a CAGR of approximately 3.4% from 2012 to 2023, while Medicaid reimbursement per patient day increased at a CAGR of approximately 1.9% from 2012 to 2021. During that time, the industry experienced continued growth in reimbursement rates.

The following charts depict the increase in Medicare Fee for Service reimbursement per patient day from 2015 through 2023 and the increase in Medicaid Fee for Service reimbursement per patient day from 2015 through 2021, as reported by CMS.
Medicare and Medicaid Reimbursement Per Patient Day
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
•Leverage operational upside within our existing footprint. Our portfolio has a healthy foundation for strong embedded organic growth. We are focused on driving higher occupancy and increasing skilled mix in an effort to fill unused capacity with higher acuity patients, which can improve our revenue per patient day and our profitability, which in turn drive growth. Historically, we have found that it takes up to 3 years for a New facility to scale to performance similar to that of a Mature facility. As of December 31, 2025, we had 69 New and 102 Ramping facilities, which we believe provides us some degree of near-term visibility into expected organic growth within our footprint.
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
•Extract embedded value from real estate ownership. We plan to continue to evaluate our real estate purchase options in an effort to reduce our rent burden and grow the underlying earnings of our business. Throughout the history of the Company, we have selectively exercised various purchase options, and had 37 additional options available to us as of December 31, 2025. We intend to continue to selectively exercise purchase options and continue structuring additional purchase options to provide an additional lever to grow net margins and enhance stockholder value. Moreover, we believe that our real estate ownership provides balance sheet support as an inflationary hedge, provides capital flexibility as a source of asset collateral, reduces the burden of leases and restrictive agreements, and provides us opportunities to create additional value by improving distressed assets.
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
•Expand into other post-acute sites of care. We believe that our proven operational playbook and focus on delivering high-quality care have the potential to be utilized in additional post-acute sites of care, including home health and hospice as well as within broader senior living communities. As of December 31, 2025, we had two independent living facilities and 28 assisted living facilities which provide a foundation for further expansion.
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

Our Employees
As of December 31, 2025, we had 47,455 employees working across 321 post-acute care facilities in 17 states and at our corporate headquarters in Salt Lake City, Utah. Of our 47,455 employees, 27,696 are clinicians, including approximately 3,750 RNs including DONs, approximately 6,806 LPNs, and approximately 17,140 CNAs. Approximately 19,759 of our employees work in non-clinical functions and administrative / support functions, including 21 RVPs, 256 facility administrators, 25 senior living executive directors, 224 clinical and compliance support, 90 information technology support, and approximately 19,143 additional administrative and support staff. We also employ a dedicated team specifically focused on ensuring smooth functioning and support for our point-of-care including the clinical and compliance support, information technology support above. Additionally, 6,313 of our employees were represented by unions under collective bargaining agreements as of December 31, 2025.
Our senior management team boasts extensive experience, totaling an average of over 11.1 years with us and 21.1 years within the SNF industry as of December 31, 2025. As of December 31, 2025, our RVPs had a combined average of 7.2 years of experience with the Company, our administrators an average of 3.0 years and our Directors of Nursing an average of 3.2 years.
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
Medicare and Medicaid Reimbursement and Requirements
Medicare and Medicaid represent our largest sources of revenue and accounted for 33.7% and 40.5% of our routine revenue for the year ended December 31, 2025, respectively. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. The Medicare program and state Medicaid programs and their reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare and state Medicaid programs reimburse us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare and Medicaid. We cannot predict the extent to which such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and legislation will have on us. Historically, adjustments to reimbursement under Medicare and Medicaid programs, due to such changes or government actions, have had a significant effect on our revenue.
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
On July 31, 2025, CMS issued the final rule for Fiscal Year (FY) 2026, which is in effect from October 1, 2025 through September 30, 2026. The SNF PPS FY 20206 Final Rule updates SNF PPS rates by 3.2% based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment. This increase does not include the SNF Value-Based Purchasing (VBP) Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. In addition to updating payment rates, the FY 2026 SNF PPS Final Rule also included updates to ICD-10 code mapping, the VBP program, and quality reporting program. The SNF PPS FY 2025 Final Rule included significant enhancements to CMS’ enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The final rule broadened CMS’s ability to levy financial penalties as a means to ensure sustained remediation of health and safety infractions. The final rule eliminated certain restrictions on the imposition of per instance (PI) civil monetary penalties (CMPs) and per day (PD) CMPs, allowing for more flexible imposition of both PD and PI penalties within statutory dollar amounts. In addition, the revisions enabled the imposition of CMPs for any noncompliance that was previously cited in the past three standard surveys for which no CMP was yet imposed. These changes are intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety. The expanded enforcement policies became effective on October 1, 2024, and operationalized beginning March 3, 2025.
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
The One Big Beautiful Bill Act – The One Big Beautiful Bill Act (OBBBA), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. The law requires states to establish work requirements and conduct more frequent participant eligibility redeterminations, among other modifications. Although the full impact of the OBBBA is uncertain at this time, these changes are expected to reduce enrollment in state Medicaid programs. The timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, how states may adapt their future tax and Medicaid funding policies in response, as well as other macroeconomic factors. The law also limits payments to Medicaid providers to 100% of the mandated Medicare rate for expansion states and 110% of the Medicare rate for non-expansion states. The following provisions of the OBBBA are expected to impact particularly impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
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
Five-Star Quality Reporting Metrics - CMS created the Five-Star Quality Rating System, which assigns each a nursing home a rating between one and five stars, as a resource to assist consumers with comparing nursing homes. Each nursing home receives an overall rating, as well as separate ratings for health inspections, staffing and quality measures. In part due to the competitive nature of the system, achieving a four- or five-star ranking can be challenging. The results of the Five-Star Quality Rating System are published on CMS’s public website, Care Compare. CMS also displays a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation, which is updated monthly with CMS’s refresh of survey inspection results on that website. In June 2025, CMS announced changes to Nursing Home Care Compare and the Five Star Quality Rating system. Starting July 30, 2025, CMS will publish aggregated five-star performance metrics for nursing home chains to increase transparency of nursing homes’ ownership and control for consumers. In addition, CMS shifted the methodology for calculating the health inspection rating from including the third most recent standard health survey to including only the two most recent surveys. Effective October 29, 2025, CMS will update the long-stay antipsychotic measure to incorporate Medicare and Medicaid claims and Medicare Advantage encounter data, which CMS expects will increase national antipsychotic rates from approximately 14.64% to 17.98%. We expect that these changes will result in varying changes to individual facilities’ ratings. In connection with improvements to its data infrastructure, CMS temporarily paused monthly updates to the Nursing Home Care Compare

Five Star Rating System as of July 30, 2025. Although CMS started to update certain limited information as of September 24, 2025, the government shutdown delayed updates to the Care Compare website until late November of 2025. CMS’ January 2026 refresh was delayed and is expected to be published on or around February 5, 2026.
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
Quality of Care Initiatives - on April 22, 2024, CMS issued a final rule that creates minimum staffing standards for skilled nursing facilities and nursing facilities and requirements for states to report the percent of Medicaid payments spent on compensation to direct care workers and support staff at each nursing facility and each intermediate care facility for individuals with intellectual disabilities. Certain provisions of the staffing requirements have been subject to legislative and judicial challenges and were repealed in December 2025. For further discussion, see the section titled “CMS Minimum Staffing Standards and Final Rule.” Although there has been a trend in recent years of administrative, regulatory, and legislative efforts at the federal and state level to monitor and regulate LTC facilities, we are not able to predict whether the current administration will prioritize regulation applicable to LTCs.
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
CMS Minimum Staffing Standards Final Rule Repeal & Reinstatement of Pre-2024 Staffing Requirements - On April 22, 2024, CMS issued a final rule establishing new federal minimum staffing standards for skilled nursing facilities (SNFs) (2024 Staffing Rule). On July 4, 2025, the OBBBA was signed into law, which prohibits HHS from implementing, administering, or enforcing the Staffing Rule until October 1, 2034. On December 2, 2025, HHS issued an interim final rule repealing provisions of the Staffing Rule (Interim Final Rule). The Interim Final Rule repealed the requirement for nursing homes to provide certain minimum numbers of hours of nursing care per resident day and have a registered nurse (RN) onsite 24/7. In addition, CMS reinstated the minimum RN staffing requirement that were in existence prior to the 2024 Staffing Rule for facilities to use the services of an RN for at least eight consecutive hours a day, seven days a week and to designate an RN to serve as the director of nursing on a full-time basis except when waived. The repeal and reinstatement were effective on February 2, 2026. Although implementation of the 2024 Staffing Rule has been delayed under the OBBBA and some staffing requirements have been modified through the Interim Final Rule, future Presidential Administrations and HHS and CMS, under new leadership, could impose more stringent requirements for staffing.
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
In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the special focus facility (SFF) initiative. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over a defined period of time. On October 21, 2022, CMS issued a Memorandum announcing updates to the oversight of those facilities that fall under the SFF Program. These measures included increasing penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs. In October 2025, the OIG issued a report reviewing the SFF program and concluded that the SFF program has not yielded lasting improvements because nursing homes that graduate from the program do not maintain the improvements over time. The OIG stated that the SFF program relies too heavily on financial penalties that do not require changes in nursing home operations, and recommended that CMS (1) impose more nonfinancial enforcement remedies that encourage sustained compliance; (2) assess the extent to which it took enhanced enforcement actions for SFF graduates and the effectiveness of those actions, particularly for graduates that received a deficiency for staffing; and (3) incorporate nursing home ownership information into the SFF program, such as in selecting SFFs and identifying patterns of poor performance. CMS concurred with OIG’s second recommendation and did not concur with the first and third recommendations, noting that actions have already been taken to address those recommendations.
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
In recent years, there has been increased regulatory scrutiny into post-hospital SNF care. For example, in November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute care transfer policy. Hospitals violating this policy transferred patients to certain post-acute care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report released in September 2023 identified over $563 million in overpayments to hospitals that did not comply with Medicare’s post-acute care transfer policy. Another similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. Other ongoing OIG audits include an a review of nursing homes’ nurse staffing hours reported in CMS's payroll‐based journal, a review of whether and how states used Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit, and a review of Medicare Advantage Organizations’ use of prior authorization for post-acute care.
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
Data Privacy and Security Laws
In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Our subsidiaries operate SNFs in Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington as of December 31, 2025. Some states have established minimum staffing requirements for facilities operating in that state, and other states may do the same in the future, or existing requirements may become more stringent. The federal government adopted minimum staffing requirements in mid-2024, which were partially repealed in late 2025. For further discussion of federal minimum staffing requirements, see the section titled “CMS Minimum Staffing Standards Final Rule.” Failure to comply with minimum staffing requirements due to competition for, a shortage of or an inability to hire required personnel can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. The shifting regulatory framework presents separate compliance challenges. If a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk, with penalties including the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non‑renewal of the SNF’s license, and may also disqualify the facility from participation in state programs that reward facilities for meeting applicable quality criteria.
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
Our policy is to comply with laws prohibiting kickbacks and referral payments to referral sources. If our competitors use more aggressive methods than we do with respect to obtaining patient referrals, our competitors may from time to time obtain patient referrals that are not otherwise available to us.
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
Under our locally led, centrally supported model, each of operating subsidiaries is responsible for ensuring its compliance with the broad range of applicable federal and private healthcare regulatory requirements. PACS Services offers internal compliance professionals and invest in other resources to help us and our operating subsidiaries comply with these requirements. To further assist, we adopted a company-wide compliance program that includes, among other things, (1) policies and procedures that take into account applicable laws, regulations, sub‑regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our operating subsidiaries; (2) training about our compliance process for employees throughout our organization, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training) and (4) a compliance hotline that permits the anonymous reporting of potential compliance matters. Recently, with the assistance of outside counsel, we engaged in a detailed review of our compliance program and its implementation at our operating subsidiaries. As a result of that review we have or are implementing various changes to further assist us and our operating subsidiaries in evaluating and maintaining compliance with the various federal and state regulations that impact our business and that of our operating subsidiaries. Some of these changes include: retained a new Chief Compliance Officer with extensive experience in designing, implementing and monitoring a robust compliance program; regularly updating our policies and procedures library; updating our compliance hotline to facilitate the reporting and tracking of potential compliance issues; expanding our education and training programs; and increasing our monitoring for compliance and corrective actions.
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
Furthermore, class action claims related to patient care, employment practices or other matters have been and in the future could be brought alleging legal violations that may materially affect our business, financial condition and results of operations. These types of claims have been filed against us and other companies in our industry in the past, and are likely to continue. For example, in recent years there has been a general increase in the number of suits filed against us and other companies in California, across industries, that purport to be wage and hour class action claims. They are typically based on alleged failures to permit or properly compensate for meal and rest periods, failure to pay for all time worked, and other alleged failures of California’s extensive wage and hour laws and regulations. While we have not had a similar experience in other states, circumstances could change in those states, or we could in the future operate in other states with litigation risks similar to California. If there were a significant increase in the number of these claims against us or an increase in amounts owing should plaintiffs be successful in their claims, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business may be affected by the evolving regulatory framework for AI Technologies.
The regulatory framework for artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) is rapidly evolving as many federal and state government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies.
It is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our services and the way in which we use AI Technologies. We may need to expend resources to adjust our services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. Our ability to effectively manage our business depends significantly information systems, including those operated by certain of our third-party partners. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, health-related information and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.
Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code,terrorism, war, telecommunication and electrical failures,programming errors, hacking or other cyberattacks, phishing attacks, and unlawful activities, natural disasters, or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.The failure of our third-party partners’ information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could negatively impact our financial results.
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
During the years ended December 31, 2025, 2024, and 2023, we added eight, 106, and 58 stand-alone skilled nursing, assisted living, and subacute facilities, respectively. This growth, as well as growth in the current year and future years, has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility‑level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services at the facilities, and if we are unable to improve them quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, which could have an adverse effect on our business, financial condition and results of operation.
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
Our facilities located in California account for a majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 48% of our skilled nursing beds are located in California as of December 31, 2025, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations.

In addition, our facilities in certain states, such as Kansas, Kentucky, South Carolina, Missouri, Ohio and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of qualified employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, contagious disease outbreaks, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our facilities, adversely affect our business, reputation and financial condition, or otherwise cause our business to suffer in ways that we currently cannot predict.
The actions of national labor unions may adversely affect our revenue and our profitability.
Some of our facilities are parties to collective bargaining agreements with labor unions, and we anticipate that additional facilities will enter into collective bargaining agreements in the future. The Biden‐Harris Administration requested that HHS and CMS study and issue proposed rules regarding care‐based careers that may increase the likelihood of employee unionization due to increased emphasis on care‑based careers in SNF facilities, however the current political landscape has reduced the likelihood of federal action that forces unionization in SNF facilities. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non‑unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could have an adverse effect on our business, financial condition and results of operations.
As of December 31, 2025, we leased 268 or 83% of our facilities (including 49 leased facilities partially owned through our joint ventures managed by third parties). Most of our leases are triple‑net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Some of our leases cover more than one facility, including some leases that cover 25 or more facilities on a single master lease. We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
We may not generate sufficient cash flow from operations to cover interest, principal and lease payments. Additionally, under the terms of our credit facility with Truist Bank and a syndicate of lenders (Amended and Restated Credit Facility), we are subject to certain affirmative and negative covenants customary for credit facilities of this type as well as two financial covenants, a total leverage financial covenant and a fixed charge coverage ratio financial covenant. These restrictions may limit our ability to obtain additional advances under our Amended and Restated Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Credit Facilities.”
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
Because our mortgages and lease obligations are fixed expenses and secured by specific assets, and because our obligations under the Amended and Restated Credit Facility are secured by virtually all of our assets, including real property, subject to customary exceptions, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
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
Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third‑party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third‑party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. In addition, hardware, software or applications we (or third‑party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception.
On occasion, we have acquired additional information systems through our business acquisitions, and these acquired systems may expose us to risk. We also license certain third‑party software to support our operations and information systems. Our inability, or the inability of third‑party vendors, to continue to maintain and upgrade information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, and subcontractors’cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.
A cyberattack or other incident that bypasses the security measures of our information systems could cause a security breach, which may lead to a material disruption to our information systems infrastructure or business, significant costs to remediate (e.g., data recovery) and may involve a significant loss of business or patient health information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations,
It could also result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, could cause operational or business delays that may materially impact our ability to provide various healthcare services and otherwise conduct our business operations, and could require us to expend significant costs to remediate the breach and retrieve our data or access to our systems. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could also incur liability and become subject to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to, disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the Office of the Inspector General (OIG) or state attorneys general), fines, private litigation with those affected by the data breach (including class action litigation), loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
We derive substantial revenue from government healthcare programs, primarily Medicare and state Medicaid programs. Medicare and Medicaid are our largest sources of total revenue. Medicare accounted for 33.7%, 33.8%, and 38.6% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Medicaid accounted for 40.5%, 40.4%, and 37.6% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare, Medicaid and other third-party payors payments, it could have a material adverse effect on our business, financial condition and results of operations.
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
•federal, state, and local litigation, administrative proceedings, and enforcement actions, including those relating to false claims, pandemics and the failure to satisfy the terms and conditions of financial relief; and
•reputational harm of publicly disclosed enforcement actions, audits, or investigations related to quality of care, patient harm and abuse, billing and reimbursement.
The healthcare industry broadly, including government and commercial payors, is initiating cost containment efforts. The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Additionally, payments can be delayed or declined due to determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post‑payment audits. Additionally, both government and private payors are increasingly looking to value-based purchasing to contain costs. Value-based purchasing focuses on quality of outcomes and efficiency of care, rather than quantity of care. The shifting regulatory framework presents separate compliance challenges. Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our business, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs.
In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulas as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality.
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
The CAA 2023 provided for the gradual wind‑down and termination of increased Federal Medicaid Assistance Percentage (FMAP) payments under the Families First Coronavirus Relief Act (FFCRA) in 2023, and also provided for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID‑19 pandemic.
Beginning on April 1, 2023, states were allowed to begin disenrolling Medicaid beneficiaries and our understanding is that states have now substantially completed their unwinding processes. Data from CMS on Medicaid redeterminations showed substantial increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or CHIP coverage, as well as decreases in Medicaid enrollment from 2023 to 2024. As a result of decreases in enrollment, there may be fewer current or potential patients able to pay for our operating subsidiaries’ services, and increased competition for Medicaid beneficiaries able to provide reimbursement for those services. In addition, states risk losing federal Medicaid matching funds for non‑compliance with CMS’s instructions, which could result in reduced Medicaid funds available for timely reimbursement of our operating subsidiaries for their operations.
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
These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We are unable to predict the future course of federal, state and local regulation or legislation, including as it pertains to Medicare, Medicaid, or fraud and abuse laws, and how they are enforced. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operations, capital expenditure programs and operating expenses. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. While we diligently strive to maintain compliance with these laws, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. For example, we are subject to various governmental inspections, audits, and investigations, including civil investigative demands (CIDs) and criminal subpoenas such as the ones discussed in more detail in Part I. Item 3 “Legal Proceedings” relating to alleged violations of the Federal False Claims Act and the making of false or fraudulent statements under HIPAA. We cannot predict the outcome of these ongoing investigations and any future legal proceeding, government inspection, audit or investigation. We could be forced to expend considerable resources responding to these investigations and to any other investigations, audits and other enforcement actions that we may receive, which could divert material time, resources and attention away from our management team and our staff.
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. No material remedial actions have been taken against us to date, however, we have had facilities placed on special focus facility (SFF) status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. In particular, as our strategy includes the targeted acquisition of underperforming SNFs, we from time to time acquire facilities with special focus facility status. As of December 31, 2025, we had four facilities with special focus facility status. Three such facilities were acquired with this status and one was placed on such status following our acquisition of the facility. These facilities received such status as a result of accumulating an above average number survey deficiency points over the course of multiple surveys, some of which occurred prior to their acquisition. Survey deficiency points are issued by the government survey agency when inspecting a nursing facility to reflect the deficiencies that the facility is cited for in the survey, which include, but are not limited to, quality of life and care, freedom from abuse, neglect and exploitation deficiencies.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, including HIPAA, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The data protection landscape is rapidly evolving, and we are or may become subject to numerous federal and state laws, requirements and regulations governing the collection, use, disclosure, retention, and security of health-related and other personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations implemented thereunder, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires us to adopt and maintain policies, procedures and systems designed to protect the privacy, security and integrity of patients’ individually identifiable health information, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. Recently, the OCR has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive.
We must also comply with state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, Washington State enacted the Washington My Health My Data Act, which broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We send short message services (“SMS”) text messages to patients. While we obtain consent from these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosure we provide, form of consent we obtain or our SMS texting practices are not adequate or violate applicable law. In addition, we must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission (“FCC”), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing a workaround solution.
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
If we fail to comply with applicable data interoperability and information blocking rules, its consolidated results of operations could be adversely affected.
In March 2020, the Office of the National Coordinator for Health Information Technology, or ONC, which is now known as the Assistant Secretary for Technology Policy, or ASTP, released a final rule implementing the information blocking prohibition of the 21st Century Cures Act, which went into effect on April 5, 2021. The rule, which applies to almost all health care providers, is designed to create a more interoperable health care system that supports seamless data exchange, improves care coordination, and removes barriers to the use and exchange of electronic health information, or EHI,between providers and plans and as directed by patients. “Information blocking” refers to activities that unreasonably limit the availability and use of EHI. The rule prohibits information blocking of EHI unless it is required by law or meets one of eight narrowly applied exceptions. ONC has delegated oversight and compliance monitoring to the Office of Inspector General, and a provider may be subject to significant financial penalties if it fails to comply with these new rules. Any individual can submit a complaint alleging that a provider has engaged in information blocking through an online portal made available by ONC. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
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
A bill in the State of California, where a significant majority of our facilities are located, was signed into law which increases the cap of non‑economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increased from $250,000 to $350,000 beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $750,000, with further adjustments for inflation. In wrongful death cases, the cap increased from $250,000 to $500,000 on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1,000,000, with adjustments for inflation. Due to California’s influence on other states, other jurisdictions where we operate may enact similar laws. Similar to the potential incentive of increased damages caps, the Supreme Court’s recent decision in Health and Hospital Corporation of Marion City v. Talevskimay increase public interest in potential claims against SNFs, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent operating subsidiaries.
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
In addition, California has adopted a law phasing in a minimum wage increase for healthcare workers that will reach $25 per hour for certain employees over the next several years. The first increases took effect in 2024 and additional increases are scheduled to continue through 2026 and beyond. As of December 31, 2025, approximately 48% of our skilled nursing beds are located in California. If similar legislation is proposed or adopted in other states in which we operate or into which we expand, our labor costs could increase significantly, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In recent years, states have become increasingly interested in the review of healthcare transactions for impacts on costs, access to care and quality, and certain states are particularly focused on transactions involving private equity investments. Transactions involving single multi-state organizations with hundreds of healthcare providers and facilities across the country are and may be in the future subject to state reviews because one or more providers or facilities derive revenue from patients within the state. Certain state review processes can involve lengthy review and approval periods, require enhanced disclosure obligations and impact analysis, public notices and hearings, and approval conditions and post-

closing oversight, including ongoing reporting obligations. Overall, these state laws regulating costs, access to care and quality, in effect and those that may go into effect in the future, may delay or burden our transactions, including future add-on acquisitions, increase costs associated with expansion, require intrusive disclosures, and impose onerous, ongoing reporting obligations.
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
Furthermore, short sellers may engage in activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may also publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum in our common stock. Short selling reports can cause downward pressure and increased volatility in an issuer’s stock price. For example, on November 4, 2024, a short-seller report was published about us, which contained certain allegations related to components of our operating results and other strategic matters. As a result, our Audit Committee completed an independent investigation to review the matters referenced in the report, which resulted in the identification of material weaknesses in internal control over financial reporting and the restatement of our interim financial statements for the quarters ended March 31, 2024 and June 30, 2024. The publication of the short-seller report resulted in a significant decline in the market price of our common stock, from which it has not fully recovered, and has led to securities class action and derivative litigation as described in “Legal Proceedings.”
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many healthcare companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. Following the publication of the short-seller report about us in November 2024 and following the significant decline in the market price of our common stock, we and certain of our executive officers were named as defendants in a securities class action discussed in more detail in Part I, Item 3. “Legal Proceedings”. Securities litigation has and could continue to subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
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
Securities class action litigation is often been brought against companies following a decline in the market price of their securities, and is often followed by derivative litigation. Following the publication of the short-seller report about us in November 2024, the market price of our common stock declined significantly and we and certain of our executive officers were named as defendants in a securities class action and derivative lawsuits discussed in more detail in Part I, Item 3. “Legal Proceedings”. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange.
We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, Annual Report on Form 10-K for the year ended December 31, 2024, Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, due to an independent investigation by the Company’s independent Audit Committee and the process of restating of our consolidated financial statements for the periods ended March 31 and June 30, 2024. As a result of these delinquent filings, we were out of compliance with NYSE Listing Rule 802.01E. We have since filed all delinquent reports and have regained compliance with the New York Stock Exchange (NYSE) continued listing standards. However, there can be no assurance that we will be able to maintain compliance with the NYSE's continued listing standards in the future. If we fail to satisfy the NYSE's continued listing requirements, including as a result of future delays in our SEC filings, we could be subject to delisting. The delisting of our common stock from NYSE would likely have a negative effect on the price of our common stock, impair our stockholders’ ability to sell or purchase our common stock, lead to a limited amount of analyst coverage and may make it more difficult for us to raise capital on favorable terms in the future. In addition, delisting could subject us to additional litigation or regulatory investigation or enforcement.
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
Our founders, Jason Murray and Mark Hancock, collectively beneficially own approximately 69.8% of the voting power of our common stock. In addition, pursuant to the terms of our Amended and Restated Charter, our founders are able to control corporate matters for the foreseeable future. For example, each founder has the right to designate (i) up to two individuals for inclusion in our slate of director nominees if such founder beneficially owns at least 20% of the aggregate number of shares of common stock outstanding immediately following the completion of our initial public offering (IPO) or (ii) one individual for inclusion in our slate of director nominees if such founder beneficially owns less than 20% but at least 10% of the aggregate number of shares of common stock outstanding immediately following the completion of our IPO. Accordingly, each founder currently has the right to designate two directors and collectively have the right to designate four directors, which represents four out of our five-member board of directors.
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
As of February 23, 2026, we had a total of 157,165,029 shares of our common stock outstanding. Of these shares, 46,835,808 shares of common stock are freely tradable, without restriction, in the public market unless purchased by our affiliates. The remaining shares are held by our directors, executive officers and other affiliates and may be sold in the public markets subject to volume limitations under Rule 144 of the Securities Act (Rule 144), and various vesting agreements. Sales of a substantial number of such shares or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Messrs. Murray and Hancock are additionally entitled to rights with respect to the registration of all of their shares and they may be able to sell their shares outside of the volume limitations imposed by Rule 144.
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
As of December 31, 2025, our executive officers, and directors beneficially owned 70.3% of our outstanding shares of common stock. Therefore, these stockholders (in particular, Messrs. Murray and Hancock) have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict, or appear to conflict, with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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
In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses, in addition to those described below, which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or combined/consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024 together with facts learned during the course of the Audit Committee's independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company, including sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process. In addition, we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with ASC 606. In addition, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. Specifically, we did not design and maintain effective controls within the revenue process to address the completeness and accuracy of underlying data used to determine routine revenue. We also did not design controls to timely assess operational trends that could materially impact variable consideration estimates related to revenue recognition.
As described in Part II, Item 9A “Controls and Procedures”, the material weaknesses identified in 2024 resulted in a restatement of our previously issued interim condensed combined/consolidated financial statements as of and for the interim periods ended March 31, 2024 and June 30, 2024. Management is taking steps to remediate the material weaknesses in our internal controls, but we cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these material weaknesses or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Furthermore, the steps to remediate any material weakness, including the ones described in Part II, Item 9A “Controls and Procedures”, could require additional remedial measures, including hiring additional personnel, which could be costly and time-consuming.
If, when required in the future, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to additional litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. In any of these cases, there could be an adverse effect on our business, financial condition and results of operations.
The restatement of our condensed combined/consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading of our common stock.
We restated our condensed combined/consolidated financial statements as of March 31, 2024, and for the three months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024 (as amended on May 21, 2024) and our condensed combined/consolidated financial statements as of June 30, 2024, and for the three and six months then ended, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024. The preparation of our restated financial statements caused us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business. In addition, as a result of the restatement, we failed to timely file multiple periodic reports and faced delisting from NYSE. This restatement or any future restatement may cause investors to lose confidence in our operating results, the price of our common stock could decline and we could be subject to future, stockholder or other litigation or regulatory enforcement actions.
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
Changes in the U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. For example, tariffs or other trade restrictions imposed by the U.S. government on imported goods, including pharmaceuticals, medical supplies, medical devices, and equipment, have and could continue to increase our operating costs. Even where we do not directly import goods, our suppliers may experience increased costs due to tariffs, which have and could continue to be passed through to us in the form of higher prices for medical supplies, consumables, and capital equipment. Because our reimbursement rates under Medicare and Medicaid are largely fixed and may not be adjusted promptly to reflect increased costs, we may be unable to recover the full amount of any tariff-related cost increases, which have and could continue to adversely affect our margins, financial condition, and results of operations. If global economic conditions remain volatile for a prolonged period or experience further disruptions, it could have a material adverse effect on our business, financial condition and results of operations.
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
We paid no dividends during the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, we paid $33.7 million and $80.4 million, respectively, in cash dividends to holders of our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock. Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for occupancy at our facilities, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended and Restated Credit Facility restricts our ability to pay dividends to stockholders, in certain instances, if we are in default under the agreement. The failure to pay or maintain dividends could adversely affect the market price of our common stock.
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
Key elements of our cybersecurity risk management program and strategy include but are not limited to the following:
•Adhering to principles of Security by Design and Security by Default
•Conducting third-party vulnerability scans, and penetration testing
•Access controls enforcing principles of Least Privilege, Zero Trust, and Role-Based Access Controls with MFA requirements for critical systems and accounts
•Cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents
•A third-party risk management evaluation process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data
•An employee cybersecurity awareness training program including awareness training and simulated attacks
•A dedicated team responsible for incident identification, management, and remediation
•Implementation of cybersecurity controls with ongoing monitoring and improvement internally, with assistance from external auditors
•Third-party security vendors and auditors, where appropriate, to assess, test and otherwise assist with aspects of our security processes.
We have not identified cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors – Security breaches, cybersecurity incidents, or our inability to effectively integrate, manage and keep our information systems secure and operational could violate security laws, disrupt our operations, and subject us to significant liability.”
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cyber risk management program.
Our management team, including the Vice President of Technology, is primarily responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of Technology has over 25 years of experience in the information technology space and over 20 years of management experience over IT operations, which includes management experience in a complex, multi-site, healthcare setting. We also leverage a third party cybersecurity team from FIT Solutions to assist with cybersecurity governance and operations. Our third party team has over 65 years of experience across cybersecurity leadership, information technology engineering, and operations. Further, both our internal and retained consultants have obtained industry certifications, including Certified Information Systems Security Professional (CISSP), Rapid7 Certified Security Analyst, GIAC Security Operation Center Analyst (GSOC), GIAC Certified Incident Handler (GCIH), GIAC Penetration Tester (GPEN), Microsoft Security Certifications, and AWS Practitioner, among others.
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
Item 2. PROPERTIES
PACS Services. Our PACS Services’ main office is located in Salt Lake City, Utah. The property consists of approximately 165,000 square feet of usable office space. A portion of the office building is subleased to third-party tenants. We also have PACS Services offices in Rocklin, California and Riverside, California.
Operating Facilities. As of December 31, 2025, we operated 321 post-acute care facilities in Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington, with the operational capacity to serve 35,379 patients with 32,854 skilled nursing beds and 2,525 assisted living beds. Of these post-acute care facilities, we leased 219 facilities, directly owned the real estate at 53 facilities and had joint ventures for 49 facilities which we also leased. In addition, subsequent to December 31, 2025, we acquired three facilities (two owned facilities representing 144 assisted living beds in Alaska and one leased facility representing 86 assisted living beds in Idaho) and acquired the real estate for one facility in Arizona which we previously operated. Additionally, subsequent to December 31, 2025 we divested of one leased facility in Colorado which included 110 skilled nursing beds. A majority of our facilities are operated under long-term, triple-net lease arrangements pursuant to which we are responsible for property taxes, insurance, maintenance, and repairs. As of December 31, 2025, the average remaining lease term across our portfolio was 13 years for operating leases and 22 years for finance leases, and certain leases include purchase options, purchase obligations, and rights of first refusal. Our owned facilities are subject to mortgages and other customary encumbrances for similar properties. See Note 13, “Leases”, to our audited combined/consolidated financial statements for additional information.

We believe our facilities are suitable and adequate for their current needs. The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of December 31, 2025:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	—	—	1	102
Arizona	10	1,364	—	—	10	1,364
California	108	12,651	32	3,481	140	16,132
Colorado	19	2,236	1	242	20	2,478
Idaho	6	409	—	—	6	409
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	9	787	3	325	12	1,112
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,572	—	—	21	1,572
Pennsylvania	4	593	4	602	8	1,195
South Carolina	21	2,355	6	663	27	3,018
Tennessee	12	1,287	—	—	12	1,287
Texas	3	300	2	282	5	582
Washington	20	1,523	—	—	20	1,523
	268	29,020	53	6,359	321	35,379
Item 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations that arise in the ordinary course of our business.
Regulatory Investigations
On April 8, 2024, Providence Administrative Consulting Services (“Providence”) and Paradise Valley Healthcare Center (“Paradise Valley”) received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) requesting information and documents relating to an investigation of Paradise Valley and Providence to determine whether Paradise Valley and Providence violated the False Claims Act by submitting false claims to Medicare. The investigation relates to whether Providence and Paradise Valley improperly induced patient referrals through remuneration in violation of the Anti-Kickback Statute. The CID includes requests for information relating to referral source relationships, including relationships with medical directors and other individuals. Since the receipt of the CID, the DOJ has made additional requests for information from Providence, including marketing materials and certain expense data across all Providence facilities. We are cooperating with the investigation, which is ongoing.
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

In addition to the litigation described above, we are also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against us, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges we and our leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. On December 19, 2025, after we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2024 and our Annual Report on Form 10-K for the year ended December 31, 2024, the lead plaintiff filed a consolidated complaint. The new complaint added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026. According to the current operative schedule, Plaintiffs’ opposition is due April 20, 2026, and Defendants’ reply will be due June 4, 2026.
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
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION. The plaintiff voluntarily dismissed this case on December 8, 2025, without prejudice to her ability to refile.
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
Holders of Record
As of January 30, 2026, there were 129 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We paid no dividends during the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, we paid $33.7 million and $80.4 million, respectively, in cash dividends to holders of our common stock. We have no current plans to pay dividends or other distributions on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant, and subject to the restrictions contained in any future financing instruments and applicable law.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The graph below shows a cumulative total stockholder return of investment of $100 (and reinvestment of any dividend thereafter) on the date of our IPO, April 11, 2024 in (i) PACS Group, Inc. common stock, (ii) our Peer Group(2), and (iii) the S&P 500 Index.
Comparison of Life-to-Date Cumulative Total Return(1)
Among PACS Group Inc., the S&P 500 Index, and our Peer Group
__________
(1) Assumes $100 invested on April 11, 2024 in stock in index, including reinvestment of dividends.

	April 11, 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
PACS Group, Inc.	$100.00	$128.26	$173.78	$57.00	$48.87	$56.17	$59.70	$167.00
Peer Group(2)	100.00	110.62	120.48	116.06	114.46	127.00	129.00	125.49
S&P 500 Index	100.00	105.03	110.84	113.13	107.94	119.35	128.65	131.67
__________
(2) “Peer Group” includes the following companies: The Ensign Group, Inc., Encompass Healthcare Corp., and Select Medical Holdings Corp.
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
For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2024, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission on November 19, 2025.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of December 31, 2025, our portfolio consisted of 321 post-acute care, assisted living, and independent living facilities across 17 states serving over 31,700 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our locally led, centrally supported operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that enable local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services are key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that enable local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities of 4.4 and 95%, respectively, as of December 31, 2025. As of December 31, 2025, the average QM Star rating and occupancy rate for New facilities was 3.5 and 81%, respectively.
Material Weakness
As previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on November 19, 2025, we identified material weaknesses in our internal control over financial reporting where we did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process and we did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts With Customers.
In addition, in connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2025, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management were that we did not design and maintain effective controls within the revenue process to address the completeness and accuracy of underlying data used to determine routine revenue. We also did not design controls to timely assess operational trends that could materially impact variable consideration estimates related to revenue recognition.

In addition, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, due to the material weaknesses, our disclosure controls and procedures were not effective, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of December 31, 2025. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management, with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. For additional information regarding the material weaknesses and our steps for remediation, please see “Part II, Item 9A, Controls and Procedures.”
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
•Number of facilities — The total number of skilled nursing facilities that we operate. Excludes 30 and 27 assisted living and independent living facilities for the years ended December 31, 2025 and 2024, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.

The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	Change	% Change

Total Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$5,178,456	$4,014,412	$1,164,044	29.0%
Skilled mix by revenue	48.8%	50.3%	(1.5)%	(3.0)%
Skilled mix by nursing patient days	28.7%	29.2%	(0.5)%	(1.7)%
Occupancy for skilled nursing services:
Available patient days	11,836,845	9,493,639	2,343,206	24.7%
Actual patient days	10,541,457	8,585,654	1,955,803	22.8%
Occupancy rate (operational beds)	89.1%	90.4%	(1.3)%	(1.4)%
Number of facilities at period end	291	287	4	1.4%
Number of operational beds at period end	32,854	32,016	838	2.6%

	Year ended December 31,
	2025	2024	Change	% Change

Mature Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$2,914,727	$1,443,958	$1,470,769	101.9%
Skilled mix by revenue	56.0%	54.4%	1.6%	2.9%
Skilled mix by nursing patient days	33.4%	32.1%	1.3%	4.0%
Occupancy for skilled nursing services:
Available patient days	5,748,879	3,139,441	2,609,438	83.1%
Actual patient days	5,457,745	2,964,909	2,492,836	84.1%
Occupancy rate (operational beds)	94.9%	94.4%	0.5%	0.5%
Number of facilities at period end	149	137	12	8.8%
Number of operational beds at period end	16,415	14,893	1,522	10.2%

	Year ended December 31,
	2025	2024	Change	% Change

Ramping Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,108,849	$1,521,162	$(412,313)	(27.1)%
Skilled mix by revenue	41.8%	54.2%	(12.4)%	(22.9)%
Skilled mix by nursing patient days	22.8%	31.6%	(8.8)%	(27.8)%
Occupancy for skilled nursing services:
Available patient days	2,806,713	3,254,715	(448,002)	(13.8)%
Actual patient days	2,422,237	3,054,690	(632,453)	(20.7)%
Occupancy rate (operational beds)	86.3%	93.9%	(7.6)%	(8.1)%
Number of facilities at period end	64	48	16	33.3%
Number of operational beds at period end	8,286	5,737	2,549	44.4%

	Year ended December 31,
	2025	2024	Change	% Change

New Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,154,880	$1,049,292	$105,588	10.1%
Skilled mix by revenue	37.7%	39.2%	(1.5)%	(3.8)%
Skilled mix by nursing patient days	24.6%	22.8%	1.8%	7.9%
Occupancy for skilled nursing services:
Available patient days	3,281,253	3,099,483	181,770	5.9%
Actual patient days	2,661,475	2,566,055	95,420	3.7%
Occupancy rate (operational beds)	81.1%	82.8%	(1.7)%	(2.1)%
Number of facilities at period end	78	102	(24)	(23.5)%
Number of operational beds at period end	8,153	11,386	(3,233)	(28.4)%

The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the years ended December 31, 2025 and 2024:

	Year ended December 31,
Skilled mix by revenue	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	40.4%	37.3%	29.6%	36.9%	20.2%	22.5%	33.5%	33.2%
Managed care	15.6	17.1	12.2	17.3	17.5	16.7	15.3	17.1
Skilled mix	56.0	54.4	41.8	54.2	37.7	39.2	48.8	50.3
Medicaid	35.2	38.1	48.5	37.8	52.1	51.6	41.9	41.6
Private and other	8.8	7.5	9.7	8.0	10.2	9.2	9.3	8.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year ended December 31,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	21.5%	18.8%	13.7%	18.8%	11.5%	10.6%	17.2%	16.4%
Managed care	11.9	13.3	9.1	12.8	13.1	12.2	11.5	12.8
Skilled mix	33.4	32.1	22.8	31.6	24.6	22.8	28.7	29.2
Medicaid	57.4	59.3	66.9	59.3	63.8	66.6	61.2	61.4
Private and other	9.2	8.6	10.3	9.1	11.6	10.6	10.1	9.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	Mature		Ramping		New		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Medicare	$988.46	$953.72	$983.18	$979.20	$765.30	$887.75	$949.55	$951.35
Managed care	688.43	620.20	610.06	671.44	584.66	571.75	644.71	624.64
Total for skilled patient payors (1)	881.22	815.46	833.83	854.30	669.45	718.53	826.82	807.76
Medicaid	322.91	309.76	329.58	317.30	356.12	323.83	333.32	316.90
Private and other	497.45	419.41	421.35	438.41	383.87	363.94	446.41	407.30
Total (2)	$525.57	$481.54	$453.97	$498.25	$436.31	$418.23	$486.56	$468.56
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA plus rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a combined/consolidated basis for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net income	$191,461	$55,344	$112,882
Less: Net (loss) income attributable to noncontrolling interest	(82)	(416)	8
Add: Interest expense	28,363	44,341	49,919
Provision for income taxes	92,989	46,210	44,435
Depreciation and amortization	55,663	40,809	25,632
EBITDA	$368,558	$187,120	$232,860
Adjustments to EBITDA:
Acquisition related costs	310	2,506	998
Loss resulting from debt restructuring	—	—	3,628
Gain on lease termination	—	(8,046)	—
Stock-based compensation	54,069	115,544	—
Loss from equity method investment	—	2,736	—
Forfeiture of seller's note	—	500	—
Bargain purchase gain	—	(17,185)	—
Legal and other costs	97,032	9,727	—
Employee Retention Tax Credit	(14,946)	(14,599)	—
Disaster relief payment	—	1,154	—
Adjusted EBITDA	$505,023	$279,457	$237,486
Rent - cost of services	378,908	284,953	216,711
Adjusted EBITDAR	$883,931
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
Rent - Cost of Services
Rent - cost of services consists solely of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 268 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. As we continue to execute on our acquisitions strategy and expand our network of facilities, we expect that our rent - cost of services will continue to increase.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Patient and resident service revenue	$5,287,885	$4,086,655	$1,201,230	29.4%
Other revenues	1,047	3,079	(2,032)	(66.0)%
Total Revenue	$5,288,932	$4,089,734	$1,199,198	29.3%
Operating Expenses
Cost of services	4,129,696	3,297,091	832,605	25.3%
Rent - cost of services	378,908	284,953	93,955	33.0%
General and administrative expense	415,070	343,808	71,262	20.7%
Depreciation and amortization	55,663	40,809	14,854	36.4%
Total Operating Expenses	$4,979,337	$3,966,661	$1,012,676	25.5%
Operating income	309,595	123,073	186,522	151.6%
Other (Expense) Income
Interest expense	(28,363)	(44,341)	15,978	(36.0)%
Gain on lease termination	—	8,046	(8,046)	(100.0)%
Other income, net	3,218	14,776	(11,558)	(78.2)%
Total Other Expense, net	$(25,145)	$(21,519)	$(3,626)	16.9%
Income before provision for income taxes	284,450	101,554	182,896	180.1%
Provision for income taxes	92,989	46,210	46,779	101.2%
Net Income	$191,461	$55,344	$136,117	245.9%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $1,201.2 million or 29.4% to $5.3 billion, for the year ended December 31, 2025, compared to the year ended December 31, 2024. For each of the years ended December 31, 2025 and 2024, skilled nursing services revenue represented more than 97.0% of patient and resident service revenue.
Skilled nursing services revenue increased by $1,164.0 million, or 29.0%, to $5.2 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024. This change was driven by an increase in patient days of 1,955,803, or 22.8%. The increase in patient days for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to large acquisitions in the second half of the year ended December 31, 2024, primarily driven by the Prestige acquisition, plus an additional increase during the year ended December 31, 2025, leading to a combined increase of 8,371 or 34%. Additionally we experienced a higher occupancy rate within the Mature facility cohorts of 94.9% for the year ended December 31, 2025, compared to 94.4% occupancy for Mature facilities for the year ended December 31, 2024, due to increased demand as a result of continued execution on our business model. Total facility occupancy decreased slightly year-over-year from 90.4% for the year ended December 31, 2024 compared to 89.1% for the year ended December 31, 2025 due to a decrease in the New and Ramping facility cohort occupancy as a result of the significant number of acquisitions during the last quarter of the year ended December 31, 2024 and into the year ended December 31, 2025.
Our skilled nursing services revenue was impacted by developments in our average daily rates and fluctuations in our payor sources. Our Medicare daily rates at Mature and Ramping facilities increased by 3.6% and 0.4%, respectively, for the year ended December 31, 2025.
Our average Medicaid rates increased 5.2% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Other revenue - Other revenue decreased to $1.0 million for the year ended December 31, 2025, compared to $3.1 million for the year ended December 31, 2024 due to a decrease in lease income compared to the prior year in which we had the extended execution of our acquisition from the former operator Prestige. See Note 16, “Operation Expansions”, to our audited combined/consolidated financial statements for more information related to the 2024 acquisition.
Cost of services
Cost of services increased by $832.6 million, or 25.3% to $4.1 billion, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by an increase of $536.0 million in salaries and wages. Of the salaries and wages increase, facilities classified within the New facilities cohort accounted for $204.8 million or 38.2% of the increase. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased throughout the second half of 2024 and through 2025, from 220 as of June 30, 2024, to 314 as of December 31, 2024, to 321 as of December 31, 2025, an increase of 45.9% and 2.2%, respectively. This increase in operations and employees led to the increase in labor cost for new facilities as they were acquired throughout the year ended December 31, 2024 and into the year ended December 31, 2025. The increase in salaries and wages was primarily driven by an increase in nursing salaries and wages driven by market needs, increases in administration wages and payroll taxes. Aside from labor costs, the increase in cost of services was primarily due to increases of $167.6 million in administrative and ancillary expenses for facility increases, driven by a $111.0 million increase in contracted services, a $56.3 million increase in quality assurance fees, a $5.2 million increase in software support and upgrades, and a $4.8 million increase in professional fees, offset by a decrease in liability insurance of $38.4 million. The remaining $28.6 million change in administrative and ancillary expenses were spread out across various expense types. Of the increase in non-labor administrative and ancillary costs, $82.2 million, or 49.1%, is attributable to the New facilities cohort, the remaining costs were spread across Mature and Ramping cohorts. Nursing and dietary expenses drove an additional $59.1 million of the increase, of which $23.5 million or 39.8% was due to facilities acquired within the past 18 months. The remaining $69.9 million increase is spread over various expense categories.
Rent - cost of services
Rent - cost of services increased by $94.0 million, or 33.0% to $378.9 million, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to the addition of new facilities with operating leases throughout the year, as well as to annual escalators on existing facilities’ rent.
General and administrative expense
General and administrative expense increased by $71.3 million, or 20.7% to $415.1 million, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to an increase in legal and professional fees incurred associated with the Audit Committee’s independent investigation and with ongoing government investigations of $87.3 million, over the previous year. The change was also impacted by an increase in salaries and wages of $28.7 million, or 18.3%, attributable to an increase in personnel to help integrate and facilitate the operational growth. These increases were offset by a decrease in stock compensation expense recognized during the year of $61.5 million, as the prior year had significant stock compensation expense associated with restricted stock units that were granted at the time of our IPO. The remaining change was spread over various expense categories.
Depreciation and amortization
Depreciation and amortization increased by $14.9 million, or 36.4% to $55.7 million, for the year ended December 31, 2025, compared to $40.8 million for the year ended December 31, 2024. This increase is directly attributable to new real estate obtained through acquisitions as well as growth of our finance lease portfolio.
Other expense, net
Other expense, net increased by $3.6 million, or 16.9% to $25.1 million, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Other expense, net primarily consists of interest expense which decreased by $16.0 million, to $28.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a decrease in amounts drawn on lines of credit and long-term debt of $58.6 million during the year. During the year ended December 31, 2024, other expense, net also included a gain of $8.0 million recognized upon the termination of a lease. Additionally, during the year ended December 31, 2025, other expense, net included other income of $3.2 million, a decrease of $11.6 million from the year ended December 31, 2024. This decrease was driven by the recognition of a $17.2 million bargain purchase gain following our acquisition from the former operator Prestige during the year ended December 31, 2024 offset by a $2.7 million loss allocated to us from a discrete disposal recognized by one of our equity method investments and a $0.5 million forfeiture of a seller’s note during the same period compared to the activity during the year ended December 31, 2025 which primarily consisted of gains from our investments.
Provision for income taxes
Provision for income taxes totaled $93.0 million for the year ended December 31, 2025, representing an effective tax rate of 32.6%, compared to a provision for income taxes of $46.2 million and an effective tax rate of 45.5% for the year ended December 31, 2024. The difference in the effective tax rate from the statutory rate is mainly due to state taxes, permanent book-tax differences, and other adjustments. The change in effective tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in pre-tax book income, which reduced the overall impact on non-deductible expenses, including non-deductible compensation. See Note 12, “Income Taxes”, to our audited combined/consolidated financial statements for more information.
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
As of December 31, 2025, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $197.0 million. The total principal amount outstanding under our Amended and Restated Credit Facility as of December 31, 2025 was $100.0 million. In addition, we had outstanding letters of credit of $7.9 million as of December 31, 2025.
The terms of our Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility as our single line of credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund acquisitions was $143.8 million and $283.3 million for the years ended December 31, 2025 and 2024, respectively. Total capital expenditures for property and equipment were $105.4 million and $66.5 million for the years ended December 31, 2025 and 2024, respectively.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

The following table presents selected data from our combined/consolidated statement of cash flows for the periods presented:

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash provided by/(used in)
Operating activities	$404,224	$367,341
Investing activities	(264,025)	(442,679)
Financing activities	(68,990)	117,476
Net change in cash	$71,209	$42,138
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704
Cash, cash equivalents, and restricted cash - end of period	$232,051	$160,842
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the year ended December 31, 2025 of $404.2 million increased by $36.9 million as compared with the same period in 2024. The increase was primarily driven by improved operational performance across our existing portfolio as well as the incremental operational performance across our 101 facilities acquired in the latter half of 2024 and throughout 2025. This increase was offset by a decrease in cash flows from the change in operating assets and liabilities of $85.5 million due to the timing of payables and other accrued liabilities.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, proceeds from sale of property and equipment and cash used for acquisitions.
Net cash used in investing activities for the year ended December 31, 2025 of $264.0 million decreased by $178.7 million as compared with the same period in 2024. The decrease in cash used was primarily attributable to a decrease of $139.6 million in cash used to acquire real estate facilities offset by an increase of $38.9 million in cash used to purchase property and equipment, in excess of cash used for these purposes in 2024. Further, in 2025 investments purchased through our captive insurance subsidiary, consisting of holdings in investment grade bond mutual funds, decreased by $69.7 million, and cash used to purchase investments in partnerships decreased by $32.9 million, as compared to the same period in 2024. These changes were offset by a decrease in sales of investments of $25.9 million as compared to 2024.
Financing activities
Financing cash flows consist primarily of payments and draws on lines of credit, distributions and repayment of short-term and long-term debt, borrowings on lines of credit, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the year ended December 31, 2025 of $69.0 million consisted of $42.0 million of payments on lines of credit and $18.2 million of payments on long-term debt. Additionally, the Company paid $8.4 million in taxes related to net share settlement of equity awards. This is a decrease of $186.5 million as compared with the same period in 2024 in which we had $117.5 million of cash provided by financing activities. In the year-ended December 31, 2024, cash provided by financing activities consisted of $509.4 million in proceeds from equity offerings, and $52.9 million of net borrowings on long-term debt. This activity during the year-ended December 31, 2024, was offset by $378.0 million in net payments on lines of credit, dividends paid of $33.7 million, and taxes paid related to net share settlement of equity awards of $33.6 million.
Credit facility
We maintain a revolving credit facility between PACS Group, Inc., as holdings, PACS Holdings, LLC, as borrower, and certain of our subsidiaries with Truist Bank, as administrative agent (the “Administrative Agent”), and a syndicate of lenders (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a Revolving Commitment (as defined in the Amended and Restated Credit Facility) of up to $600.0 million (including a $50.0 million letter of credit sub-facility and a $20.0 million swingline sub-facility).
Outstanding borrowings under the Amended and Restated Credit Facility bear interest, at our option, at either (a) SOFR (subject to a 0.10% credit spread adjustment), plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 1.25% to 2.25% per annum, with such margins, in each case, determined by reference to our Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We are required to pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitments, based upon our Total Leverage Ratio and other customary fees.
The Amended and Restated Credit Facility includes customary affirmative and negative covenants and two financial covenants: a requirement that our Total Leverage Ratio not exceed 3.00:1.00 as of the end of each fiscal quarter, and a requirement that our Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) not fall below 1.10:1.00, in each case, tested quarterly for the trailing four fiscal quarters. The Amended and Restated Credit Agreement matures on December 7, 2028. Additionally, the Amended and Restated Credit Facility, as amended by the Sixth Amendment and Waiver, contains a Liquidity Requirement, as described in further detail below, which will apply until the Liquidity Requirement Termination Date.
On May 16, 2024, we entered into an amendment to the Amended and Restated Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of PACS Group, Inc. to the Amended and Restated Credit Facility, as further set forth therein. On November 14, 2024, we entered into another amendment to the Amended and Restated Credit Facility that, among other things, extended the deadline for our delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, we entered into further amendments to the Amended and Restated Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment also supplemented the Amended and Restated Credit Agreement’s financial covenants requiring us to maintain unrestricted cash and certain permitted investments of at least $100 million until delivery of audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
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
On November 26, 2025, we entered into another amendment to and waiver (the “Sixth Amendment and Waiver”) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until we deliver to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”).

Long-term debt
During the year ended December 31, 2025, none of our subsidiaries entered into Department of Housing and Urban Development (HUD)-insured mortgage loans, whereas in the year ended December 31, 2024, certain of our subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68.3 million. Additionally, we converted a $22.5 million construction loan to a HUD-insured mortgage loan during the year ended December 31, 2024. As of December 31, 2025, 13 of our subsidiaries had mortgage loans insured with HUD in the aggregate amount of $248.9 million as of December 31, 2025, of which $4.2 million was classified as current and the remaining $244.7 million was classified as non-current. As of December 31, 2024, 13 of our subsidiaries had HUD-insured mortgage loans in the aggregate amount of $252.9 million of which $4.0 million was classified as current and the remaining $248.9 million was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of December 31, 2025, our HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, our subsidiaries have four other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates in the range of 2.0% and 7.5% per annum with various maturity dates through June 1, 2027. The notes are secured by equipment and guarantees by PACS Group, Inc. and its stockholders. As of December 31, 2025 and 2024, we had $4.3 million and $17.0 million, respectively, of debt outstanding under the non-HUD mortgage loans and promissory notes, of which $0.3 million is classified as current and the remaining $4.0 million is classified as non-current as of December 31, 2025, and $10.8 million is classified as current and the remaining $6.2 million is classified as non-current as of December 31, 2024.
Operating and finance leases
We lease most of our skilled nursing and assisted living facilities, as well as office space and certain vehicles and equipment, under various non-cancelable operating lease agreements. These operating leases expire at various dates through 2050.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by us and/or our stockholders.
For 36 of the facility operating leases, we hold an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of these purchase options was not reasonably assured. Options on three leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company will be working with the landlord to resolve the disagreement.
At our option, the facility leases are generally renewable for additional terms ranging from 5 to 20 years. All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements.
We also lease certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of one of the facility finance leases allow for a purchase option during a specified window. We have determined that we are reasonably certain to exercise the purchase option at the end of the purchase option window. Therefore, we have calculated the lease term through the end of the purchase option window for such lease. In addition, for one of the facility finance leases, the lessor holds an option which could require us to purchase the associated real estate. The total obligation to purchase such real estate is approximately $32,000 and can be exercised by the lessor through June 30, 2026. For other finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2025, we had $7.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our combined/consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these combined/consolidated financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined/consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the application of the following accounting policies, which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. See Note 2, “Summary of Significant Accounting Policies”, to our audited combined/consolidated financial statements for a summary of our significant accounting policies, including the accounting policies discussed below.
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
Professional Liability and General Liability Self-Insurance Liabilities- We are principally self-insured for risks related to professional and general liability. Accrued risk reserves include the accrual for risks associated with professional liability claims and include a liability for unpaid reported claims and estimates for incurred but unreported claims.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies”, to our combined/consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of December 31, 2025, we had approximately $100.0 million of variable rate debt, none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of December 31, 2025, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $0.7 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $0.7 million. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of December 31, 2025 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of December 31, 2025, we had outstanding indebtedness under mortgage loans insured with HUD of $248.9 million, all of which were at fixed interest rates.
The above only incorporates those exposures that exist as of December 31, 2025 and does not consider those exposures or positions which could arise after that date.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PACS GROUP, INC. AND SUBSIDIARIES
INDEX TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID No. 42	90

Combined/Consolidated Financial Statements

Combined/Consolidated Balance Sheets as of December 31, 2025 and 2024	92

Combined/Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023	93

Combined/Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023	94

Combined/Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	95

Notes to Combined/Consolidated Financial Statements	96

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PACS Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying combined/consolidated balance sheets of PACS Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related combined/consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “combined/consolidated financial statements”). In our opinion, the combined/consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Professional liability and general liability claims reserve

Description of the Matter
At December 31, 2025, the Company’s professional liability and general liability self-insurance liabilities were $296 million. As further described in Note 18 to the combined/consolidated financial statements, the professional liability and general liability self-insurance liabilities include an estimate of the Company’s liability for professional claims that have been reported as well as claims that have been incurred but not reported. The Company utilizes an external actuary to assist management in estimating the exposure for claims obligations, both asserted and unasserted.
Auditing the professional liability and general liability self-insurance liabilities involved significant judgment in estimating the projected settlement value of reported and unreported claims. This assessment required a high degree of auditor judgment and an increased audit effort, including the involvement of our actuarial specialists, to evaluate whether the reserves were appropriately recorded.

How We Addressed the Matter in Our Audit
To test the professional liability and general liability self-insurance liabilities, our audit procedures included, among others, obtaining an understanding of the factors considered and assumptions made by management and its external actuary in developing the estimate of the professional liability and general liability self-insurance liabilities, including the sources of data relevant to these factors and assumptions.
We tested underlying claims data, including the completeness and accuracy of open and settled cases. We reviewed the Company’s insurance contracts to understand the policy terms and verified that the policy terms were factored into the actuarial computations. We also involved our actuaries to assist in evaluating the methodologies and key assumptions used in the actuarial report. We compared the Company’s professional liability and general liability self-insurance liabilities to an independent range calculated by our actuaries.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Salt Lake City, Utah
February 26, 2026

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$197,016	$157,674
Accounts receivable, net	628,128	641,775
Other receivables	73,965	74,746
Prepaid expenses and other current assets	170,630	64,066
Total Current Assets	1,069,739	938,261
Property and equipment, net	1,201,096	990,580
Operating lease right-of-use assets	2,968,176	2,994,519
Insurance subsidiary deposits and investments	87,192	66,258
Escrow funds	18,404	25,122
Goodwill and other indefinite-lived assets	68,061	67,061
Other assets	171,366	161,108
Total Assets	$5,584,034	$5,242,909

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$192,232	$175,062
Accrued payroll and benefits	187,516	146,177
Current operating lease liabilities	153,066	136,232
Current maturities of long-term debt	4,463	14,852
Current portion of accrued self-insurance liabilities	128,994	75,966
Current line of credit	—	142,000
Refund liability	181,129	145,795
Other accrued expenses	154,030	142,348
Total Current Liabilities	1,001,430	978,432
Long-term operating lease liabilities	2,939,854	2,935,773
Line of credit	100,000	—
Long-term debt, less current maturities, net of deferred financing fees	244,803	250,984
Accrued self-insurance liabilities, less current portion	192,561	164,979
Other liabilities	152,937	197,050
Total Liabilities	$4,631,585	$4,527,218
Commitments and contingencies (Note 17)
Equity:
PACS Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 156,615,144 shares issued and outstanding as of December 31, 2025, and 155,177,511 shares issued and outstanding as of December 31, 2024	157	155
Additional paid-in capital	637,035	591,363
Retained earnings	309,579	118,036
Total PACS Group, Inc. stockholders' equity	946,771	709,554
Noncontrolling interest in subsidiary	5,678	6,137
Total Equity	$952,449	$715,691
Total Liabilities and Equity	$5,584,034	$5,242,909

See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Year Ended December 31,
	2025	2024	2023
Revenue
Patient and resident service revenue	$5,287,885	$4,086,655	$3,110,114
Additional funding	—	—	375
Other revenues	1,047	3,079	1,003
Total Revenue	$5,288,932	$4,089,734	$3,111,492
Operating Expenses
Cost of services	4,129,696	3,297,091	2,447,713
Rent - cost of services	378,908	284,953	216,711
General and administrative expense	415,070	343,808	213,664
Depreciation and amortization	55,663	40,809	25,632
Total Operating Expenses	$4,979,337	$3,966,661	$2,903,720
Operating income	309,595	123,073	207,772
Other (Expense) Income
Interest expense	(28,363)	(44,341)	(49,919)
Gain on lease termination	—	8,046	—
Other income (expense), net	3,218	14,776	(536)
Total Other Expense, Net	$(25,145)	$(21,519)	$(50,455)
Income before provision for income taxes	284,450	101,554	157,317
Provision for income taxes	92,989	46,210	44,435
Net Income	$191,461	$55,344	$112,882
Less:
Net (loss) income attributable to noncontrolling interest	(82)	(416)	8
Net Income Attributable To PACS Group, Inc.	$191,543	$55,760	$112,874
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$1.23	$0.38	$0.88
Diluted	$1.22	$0.38	$0.88
Weighted-Average Common Shares Outstanding
Basic	156,180,786	146,663,371	128,723,386
Diluted	156,700,339	148,574,606	128,723,386
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share values)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2023	128,723,386	$129	$—	$63,517	$5,005	$68,651
Contributions	—	—	—	—	587	587
Dividends on common stock ($0.6246 per share)	—	—	—	(80,394)	—	(80,394)
Net income attributable to noncontrolling interest	—	—	—	—	8	8
Net income attributable to PACS Group, Inc.	—	—	—	112,874	—	112,874
Balance December 31, 2023	128,723,386	$129	$—	$95,997	$5,600	$101,726
Contributions	—	—	—	—	953	953
Issuance of common stock	24,206,350	24	509,418	—	—	509,442
Employee stock-based compensation	3,847,652	4	115,540	—	—	115,544
Tax withholdings related to net share settlement of equity awards	(1,599,877)	(2)	(33,595)	—	—	(33,597)
Dividends on common stock ($0.2173 per share)	—	—	—	(33,721)	—	(33,721)
Net loss attributable to noncontrolling interest	—	—	—	—	(416)	(416)
Net income attributable to PACS Group, Inc.	—	—	—	55,760	—	55,760
Balance December 31, 2024	155,177,511	$155	$591,363	$118,036	$6,137	$715,691
Employee stock-based compensation	—	—	54,069	—	—	54,069
Issuance of common stock to employees and directors resulting from the vesting of restricted stock unit awards	2,325,126	3	(3)	—	—	—
Tax withholdings related to net share settlement of equity awards	(887,493)	(1)	(8,394)	—	—	(8,395)
Noncontrolling interest distribution	—	—	—	—	(377)	(377)
Net loss attributable to noncontrolling interest	—	—	—	—	(82)	(82)
Net income attributable to PACS Group, Inc.	—	—	—	191,543	—	191,543
Balance December 31, 2025	156,615,144	$157	$637,035	$309,579	$5,678	$952,449
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$191,461	$55,344	$112,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,663	40,809	25,632
Amortization and write-off of deferred financing fees	3,148	3,115	6,068
Stock-based compensation	54,069	115,544	—
Loss on investment in partnership	773	4,565	391
Gain on insurance subsidiary deposits and investments	(4,896)	(1,258)	—
Deferred taxes	(17,733)	(44,484)	(9,923)
Noncash lease expense	48,454	34,647	22,727
Other noncash operating activities	573	843	581
Change in operating assets and liabilities
Accounts receivable, net	13,647	(93,968)	(176,883)
Other receivables	781	(22,487)	(3,059)
Prepaid expenses and other current assets	(69,523)	(17,210)	(18,765)
Other assets	(2,660)	(13,338)	(3,338)
Escrow funds	6,718	(9,473)	568
Operating lease liabilities	(1,196)	(20,784)	(2,011)
Accounts payable	14,856	33,398	33,371
Accrued payroll and benefits	40,992	52,041	6,325
Accrued self-insurance liabilities	80,610	67,242	35,576
Refund liability	35,334	145,795	—
Other accrued expenses	13,227	73,210	(55,501)
Other liabilities	(60,074)	(36,210)	89,056
NET CASH PROVIDED BY OPERATING ACTIVITIES	$404,224	$367,341	$63,697

Cash flows from investing activities
Investment in partnerships	$—	$(32,891)	$(2,597)
Non-operating distributions from investment in partnership	5,593	3,521	1,862
Purchase of available-for-sale securities	(21,212)	(90,874)	—
Sale of available-for-sale securities	—	25,874	—
Acquisition of facilities	(143,751)	(283,344)	(127,024)
Purchase of property and equipment	(105,405)	(66,465)	(45,782)
Proceeds from the sale of assets	750	1,500	750
NET CASH USED IN INVESTING ACTIVITIES	$(264,025)	$(442,679)	$(172,791)

Cash flows from financing activities
Borrowing on lines of credit, net of deferred financing fees	$—	$676,000	$855,704
Payments on lines of credit	(42,000)	(1,054,000)	(497,986)
Borrowings of long-term debt, net of deferred financing fees	—	72,305	411,313
Payments on long-term debt	(18,218)	(19,455)	(559,632)
Noncontrolling interest distribution	(377)	—	—
Contributions from noncontrolling interest	—	502	587
Dividends on common stock	—	(33,721)	(80,394)
Proceeds from initial public offering, net of issuance costs	—	414,157	—
Proceeds from common stock offering, net of issuance costs	—	95,285	—
Taxes paid related to net share settlement of equity awards	(8,395)	(33,597)	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(68,990)	$117,476	$129,592

Net change in cash	71,209	42,138	20,498
Cash, cash equivalents, and restricted cash - beginning of period	160,842	118,704	98,206
Cash, cash equivalents, and restricted cash - end of period	$232,051	$160,842	$118,704

Cash and cash equivalents	$197,016	$157,674	$73,416
Restricted cash (included in prepaid expenses and other current assets)	35,035	3,168	4,977
Restricted cash (included in other assets)	—	—	40,311
Cash, cash equivalents, and restricted cash	$232,051	$160,842	$118,704

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$40,509	$48,248	$50,558
Income taxes	$84,047	$107,831	$60,009

Non-cash financing and investing activity
Accrued capital expenditures	$6,031	$3,716	$3,000
Assets acquired in operation expansions in exchange for notes payable	$—	$—	$2,150
Assets acquired in operation expansions through settlement of notes receivable	$—	$500	$—
Contributions from noncontrolling interest through relief of notes payable	$—	$451	$—
See accompanying notes to combined/consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company), a Delaware corporation, was incorporated on March 24, 2023. PACS Group is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of December 31, 2025 PACS Group subsidiaries operated 321 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,854 skilled nursing beds and 2,525 assisted living beds as of that date. As of December 31, 2025, PACS Group subsidiaries operated 268 facilities under long-term lease arrangements and had options to purchase 37 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 53 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries.
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
Reorganization
Prior to June 30, 2023, Providence Group, Inc. (PGI) owned the operating subsidiaries of PACS Group. On June 30, 2023, PGI and its consolidated subsidiaries reorganized (the Reorganization) to facilitate their entrance into a new credit agreement, dated June 30, 2023 (2023 Credit Agreement), between certain lenders party thereto, Truist Bank, as administrative agent, PACS Group, and PACS Holdings, LLC (PACS Holdings) as borrower thereunder. PACS Group and its wholly owned subsidiary PACS Holdings were created on March 24, 2023, and April 10, 2023, respectively, in anticipation of the Reorganization. The equity interests of certain other direct or indirect wholly-owned subsidiaries of PGI at the time of the Reorganization were also contributed to other new direct or indirect wholly-owned subsidiaries of PACS Group to facilitate the new credit agreement. PACS Group and its consolidated subsidiaries subsequent to the Reorganization are collectively referred to herein as the Company. The credit agreement, as amended and restated over time, is described in Note 10, “Credit Facilities”.
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
Included in restricted cash are funds held for PLGL. Funds held in restricted cash are contractually obligated to be segregated from the Company’s other cash accounts and are legally restricted for the use of funding PLGL claims. See Note 8, “Fair Value Measurement”, for information on the use of restricted cash in other assets to purchase investments in the period.
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
Insurance Subsidiary Deposits and Investments
The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as current and non-current assets based on the timing of expected future payments of the Company's captive insurance liabilities.

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
Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to residents receiving services in the facility. The Company measures the performance obligation from admission into the facility, or the commencement of the service, to the point when the applicable licensed healthcare provider entity is no longer required to provide services to that resident, which is generally at the time that the resident discharges from the applicable facility or passes away. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time when those services are rendered.
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
Medicaid: Payments for skilled nursing facility services rendered to Medicaid program beneficiaries are based on an established daily reimbursement rate for eligible stays. The rate is adjusted periodically. The final settlement is determined after submission of an annual cost report and audits thereof by Medicaid.
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
Included in the Company’s combined/consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of differences between the timing of revenue recognition and billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company has no material contract liabilities and contract assets as of December 31, 2025 and 2024.
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
Settlements with third-party payors for retroactive adjustments due to audits or other reviews are considered variable consideration and are included in the determination of the estimated transaction price for providing resident services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor, and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as information becomes available. Historically, differences between estimated settlements and actual settlements have been immaterial.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due from Medicare and Medicaid, managed care health plans and private payor sources, net of estimates for variable consideration. At December 31, 2025 and 2024, the allowance for credit losses was immaterial to the combined/consolidated financial statements.
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
Leases
The Company leases skilled nursing facilities, assisted living facilities, and commercial office space. The Company determines if an arrangement is a lease upon execution of each respective agreement.
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
The Company’s real estate leases generally have initial lease terms of ten years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional five to twenty years. Exercise of renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term, including contractual rent escalators.
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
Fair Value Measurements
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, insurance subsidiary deposits and investments, accounts payable and borrowings.
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
Impairment of Long-Lived Assets
The Company's non-financial assets, which include goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. In accordance with FASB ASC Topic 360, Property, Plant, and Equipment (ASC 360), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related assets. The Company did not identify any indicators of impairment of its long-lived assets during the years ended December 31, 2025, 2024, and 2023.
Accrued Risk Reserves
The Company is principally self-insured for risks related to PLGL claims. Additionally, the Company is partially self-insured for risks related to workers’ compensation (WC) policies. Accrued risk reserves primarily represent the accrual for risks associated with WC and PLGL claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to its PLGL claims, is to use an external actuary to assist management in estimating the Company’s exposure for claims obligation (for both asserted and unasserted claims). The Company’s retrospective-rated premium WC policy is subject to an annual assessment of the policy premium in relation to the payroll and losses incurred for the policy period. The Company recognizes the WC retrospective policy adjustment as the amount of settlement is determined.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Investments in Partnerships
Investments in various partnerships, in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee, after the date of acquisition, including amortization of certain basis differences, in the other (expense) income, net line in the Company’s combined/consolidated statements of income. Any difference between the carrying amount of the equity method investment on the Company’s combined/consolidated balance sheet and the underlying equity in net assets on the investee’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized, or sold and the liabilities are settled. The investment is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company’s maximum exposure to loss on these equity method investments is the total invested capital. These investments are included in other assets in the Company’s combined/consolidated balance sheets. The Company evaluates its investments, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2025 and 2024.
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
As it relates to investments in partnerships, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company reassesses its determination of which investing entity controls the investee if: there is a change to the terms or in the exercisability of the rights of any partners or members, the managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2025, the Company’s determination of which entity controls its investments in partnerships has not changed as a result of any reassessment.
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
Advertising
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising expenses included in the Company’s combined/consolidated statements of income were $11,231, $7,633, and $7,127, respectively.

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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 23% and 30% of total accounts receivable, respectively, at December 31, 2025 and 18% and 39% of total accounts receivable, respectively, at December 31, 2024. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs.
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 48% of skilled nursing beds are located in California.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values, ratably over the requisite service period of the award. Stock-based compensation expense within net income reflects the recognition of the fair value of all restricted stock unit awards issued, the amount of which is based upon the number of grants and other variables. The Company accounts for award forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There were no components of comprehensive income for the years ended December 31, 2025 and 2023. For the year ended December 31, 2024, comprehensive income includes unrealized gains and losses on the Company’s available-for-sale debt securities, offsetting to $0 in the period. The Company does not have any components

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
of other comprehensive income recorded within its combined/consolidated financial statements to present and, therefore, does not separately present a statement of comprehensive income in its combined/consolidated financial statements.
Commitments and Contingencies
The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of business, some of which may involve material amounts. The defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. Loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss, which could be zero. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as necessary when additional information becomes known and expectations change.
Recent Accounting Standards Adopted by the Company
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance was effective for annual periods beginning after December 15, 2024. The Company adopted the standard on a retrospective basis in Note 12, “Income Taxes”, of this annual report on Form 10-K.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact this guidance will have and does not expect the adoption of this guidance to have a material impact on the interim condensed consolidated financial statements.
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table sets forth financial information for the segment:

	Year ended December 31,
	2025	2024	2023
Revenue	$5,288,932	$4,089,734	$3,111,492
Less:
Labor expense(1)	2,772,006	2,207,875	1,664,163
Depreciation and amortization	55,663	40,809	25,632
Interest expense, net	28,363	44,341	49,919
Equity in the net loss of investees accounted for under the equity method	773	4,565	391
Provision for income taxes	92,989	46,210	44,435
Other segment items(2)	2,147,677	1,690,590	1,214,070
Segment net income	$191,461	$55,344	$112,882
__________
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
NOTE 4.REVENUE AND ACCOUNTS RECEIVABLE
Patient and resident service revenue is derived from services rendered, under short-term contracts, to patients for skilled nursing, rehabilitation therapy, and assisted living services. Patient and resident service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue
Medicare	$1,783,686	33.7%	$1,381,236	33.8%	$1,200,801	38.6%
Medicaid	2,139,613	40.5%	1,651,401	40.4%	1,168,455	37.6%
Managed care	989,072	18.7%	813,865	19.9%	586,850	18.9%
Private and other	375,514	7.1%	240,153	5.9%	154,008	4.9%
Total patient and resident service revenue	$5,287,885	100.0%	$4,086,655	100.0%	$3,110,114	100.0%
Refund Liability
The balance of the refund liability was $181,129 and $145,795 as of December 31, 2025 and 2024, respectively, and is presented within current liabilities on the Company's combined/consolidated balance sheets.
Additional Funding and CARES Act
Through the CARES Act of 2020, the Company received $14,962 in funding from the U.S. Department of Health and Human Services (HHS) through the Provider Relief Fund (PRF) during the year ended December 31, 2022. These funds were provided to healthcare providers who diagnosed, tested, or cared for individuals with cases of COVID-19 and had

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
health-care-related expenses and lost revenues attributable to COVID-19. The Company recorded these funds as deferred revenue upon receipt and revenue was recognized only to the extent that health-care-related expenses or lost revenues had been incurred and were not reimbursed from other funding sources. The Company recognized an immaterial amount of revenue within additional funding on its combined/consolidated statements of income for the ended December 31, 2023 for funds received prior to 2023. The Company did not receive any funds related to this program during the years ended December 31, 2025, 2024 or 2023.
The CARES Act also provided for refundable payroll tax credits known as the Employee Retention Tax Credit (ERTC), which allowed qualified employers to receive a credit of 70% of the employee qualified wages and related payroll costs paid after December 31, 2020 through September 30, 2021, up to a maximum credit of $7 per employee, per quarter, for a maximum of $21 per employee in 2021. Due to uncertainty related to meeting the necessary qualifications, the Company recorded a reserve against the entire amount claimed. In the years ended December 31, 2025 and 2024, the Company recognized $14,946 and $14,599, respectively, of the ERTC as an offset to labor in cost of services, as the statute of limitations surrounding the uncertainty of the qualifications, for certain of the funds received, expired. As of December 31, 2025 and 2024, the Company has recorded $9,674 and $21,917, respectively, in other liabilities to reflect the cash already received related to these credits which may need to be returned and potential penalties.
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
During 2021, the Company obtained a construction loan from an unaffiliated third-party lender. During the year ended December 31, 2024, the Company converted this construction loan to a HUD-insured mortgage. As of December 31, 2025 and 2024, this subsidiary had escrows related to debt service reserves, working capital escrows, and various other construction related escrows, in accordance with the terms of the loan agreement.
These reserve and escrow accounts are maintained under the control of the mortgage lender for the benefit of the applicable tenant and are generally held in an interest-bearing account with a federally insured financial institution.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 6.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	December 31,
	2025	2024
Buildings and improvements	$823,490	$654,975
Leasehold improvements	125,832	79,440
Furniture, fixtures, and other	131,812	107,896
Construction in process	24,565	23,952
Land	94,024	84,774
Finance lease right-of-use assets	155,539	145,262
	$1,355,262	$1,096,299
Less: accumulated depreciation and amortization	154,166	105,719
Property and equipment, net	$1,201,096	$990,580
The Company evaluated its long-lived assets and did not record any impairment charges for the years ended December 31, 2025, 2024, and 2023.
During the year ended December 31, 2025, the Company acquired a building used as its primary office space in Salt Lake City, Utah for a purchase price of $31,344. See Note 16, “Operation Expansions”, for additional information on expansions during the years ended December 31, 2025, 2024, and 2023 impacting property and equipment, net.
NOTE 7.GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill consisted of the following:

Goodwill
Balance as of January 1, 2024	$59,021
Acquisitions	1,770
Balance as of December 31, 2024	$60,791
Acquisitions	1,000
Balance as of December 31, 2025	$61,791
There are no prior period accumulated goodwill impairment losses nor any goodwill impairment losses for the years ended December 31, 2025, 2024, and 2023.
As of the years ended December 31, 2025 and 2024, the Company's indefinite-lived intangible assets consisted of the following:

	December 31,
	2025	2024
Licenses	$6,270	$6,270
Total other indefinite-lived intangible assets	$6,270	$6,270
There are no prior period accumulated indefinite-lived intangible asset impairment losses nor any indefinite-lived intangible asset impairment losses for the years ended December 31, 2025, 2024, and 2023.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 8.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $87,192 and $66,258 as of December 31, 2025 and 2024, respectively. The insurance subsidiary deposits and investments include net unrealized gains of $5,280 and $384 as of December 31, 2025 and 2024, respectively. Gains and losses on investments are recorded within other income (expense), net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments in our combined/consolidated balance sheets and are classified as available-for-sale equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 9.INVESTMENT IN PARTNERSHIPS
As of December 31, 2025 and 2024, the Company held $30,801 and $37,167, respectively, in multiple equity investments, referred to as partnerships. These entities were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
The Company holds a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). This investment holds three post-acute care facilities which it leases to the Company. BRFS is a VIE, however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $14,948 and $15,528 on the Company’s combined/consolidated balance sheets as of December 31, 2025 and 2024, respectively.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). Saddle acquired the operations for all 53 facilities included in the 2024 Prestige acquisition and subsequently assigned them to the Company. Saddle also acquired the underlying real estate for 37 of the facilities from the Prestige acquisition, which it leases to the Company. The Company determined the Saddle manager held a de facto agency relationship with the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, because the Company is not the primary beneficiary, it does not consolidate the entity. The investment was $4,986 and $8,536 on the Company’s balance sheets as of December 31, 2025 and 2024, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,727 in an entity representing an ownership of 49.0%. Loss from the investment in all partnerships was $773, $4,565, and $391, for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 10.CREDIT FACILITIES
The Company maintains a revolving credit facility between the Company and certain of its subsidiaries, and Truist Bank (Truist) as administrative agent (Administrative Agent) and a syndicate of lenders (the Amended and Restated Credit Facility). The Amended and Restated Credit Facility provides for a Revolving Commitment (as defined in the Amended and Restated Credit Facility) of up to $600,000 which revolving commitments may also be utilized for (x) the issuance of letters of credit in an aggregate face amount not to exceed $50,000 and/or (y) the borrowing of swingline loans in aggregate principal amount not to exceed $20,000 at any time outstanding.
Outstanding borrowings under the Amended and Restated Credit Facility bear interest at the option of the Company equal to either (a) SOFR (plus a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 3.25% per annum; or (b) the Base Rate (which is defined in a customary manner for credit facilities of this type) plus the applicable margin ranging from 1.25% to 2.25% per annum. The applicable margin is based on the Company’s debt to income ratio as calculated consistent with the terms of the credit agreement. In addition, the Company will pay a commitment fee ranging from 0.25% to 0.45% per annum on the unused portion of the Revolving Commitment, depending on the same debt to income ratio.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The credit agreement contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00. Additionally, the Amended and Restated Credit Facility, as amended by the Sixth Amendment and Waiver, contains a Liquidity Requirement, as described in further detail below, which will apply until the Liquidity Requirement Termination Date.
On May 16, 2024, the Company entered into an amendment to the Amended and Restated Credit Facility that, among other things, waived an event of default that had occurred and was then continuing under the Amended and Restated Credit Facility and modified the affirmative covenants thereunder requiring the joinder of certain subsidiaries of the Company to the Amended and Restated Credit Facility, as further set forth therein. On November 14, 2024, the Company entered into another amendment to the Amended and Restated Credit Facility that, among other things, extended the deadline for the delivery of unaudited quarterly financial statements for the fiscal quarter ended September 30, 2024. On March 27, 2025, and May 29, 2025, the Company entered into further amendments to the Amended and Restated Credit Facility that, among other things, extended the deadline for delivery of audited annual financial statements for the fiscal year ended December 31, 2024. The May 29, 2025 amendment supplemented the Amended and Restated Credit Agreement’s the financial covenants requiring the Company to maintain unrestricted cash and certain permitted investments of at least $100,000 until the Company delivers audited financial statements for the fiscal year ended December 31, 2024 (the “Liquidity Requirement”).
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
On November 26, 2025, the Company entered into another amendment to and waiver (Sixth Amendment and Waiver) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until the Company delivers to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”).
The Company was in compliance with all such covenants and restrictions as of December 31, 2025.
The Company maintains the Amended and Restated Credit Facility as its single line of credit. At December 31, 2025, the total commitment limit continues to be $600,000 and was secured by Company assets. The agreement matures on

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
December 7, 2028. Due to the covenants and restrictions outlined above, the Amended and Restated Credit Facility was classified as current on the Company’s balance sheet as of December 31, 2024. The balance outstanding on the credit facility was $100,000 and $142,000 at December 31, 2025 and 2024, respectively. The Company had $7,850 and $13,923 in letters of credit outstanding as of December 31, 2025 and 2024, respectively.
Net deferred financing fees on lines of credit were $8,867 and $11,886 as of December 31, 2025 and 2024, respectively, and are recorded in other assets on the Company’s balance sheets. Expense recognized relating to deferred financing fees on lines of credit is included in interest expense and amounted to $3,019, $3,020, and $889 for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 11.LONG-TERM DEBT
During the year ended December 31, 2025 the Company and its subsidiaries did not enter into any HUD-insured mortgage loans, whereas in the year ended December 31, 2024, certain of the Company's subsidiaries entered into HUD-insured mortgage loans in the aggregate amount of $68,345. Additionally, the Company converted a $22,463 construction loan to a HUD-insured mortgage loan as disclosed in Note 5, “Escrow Funds” during the year ended December 31, 2024. As of December 31, 2025, 13 of the Company’s subsidiaries had mortgage loans insured with HUD in the aggregate amount of $248,906, of which $4,169 was classified as current and the remaining $244,737 was classified as non-current. As of December 31, 2024, 13 of the Company’s subsidiaries had mortgage loans insured with HUD in the aggregate amount of $252,913 of which $4,007 was classified as current and the remaining $248,906 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of December 31, 2025, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had four other mortgage loans or promissory notes. The non-HUD-insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of December 31, 2025, the Company had $4,305 of debt principal outstanding under the non-HUD-insured mortgage loans and promissory notes, of which $294 is classified as current and the remaining $4,011 is classified as non-current. As of December 31, 2024, the Company had $16,997 of debt principal outstanding under the non-HUD-insured mortgage loans and promissory notes, of which $10,845 is classified as current and the remaining $6,152 is classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of December 31, 2025 and 2024. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $254,540, and $263,219 at December 31, 2025 and 2024, respectively.
Long-term debt consists of the following:

	December 31,
	2025	2024
HUD-insured mortgage loans	$248,906	$252,913
Other non-HUD mortgage loans and promissory notes	4,305	16,997
Less: current maturities	(4,463)	(14,852)
Less: deferred financing fees, net	(3,945)	(4,074)
Total	$244,803	$250,984

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Long-term debt and line of credit maturities, excluding deferred financing fees, for the next five years and in the aggregate are as follows as of December 31, 2025:

	Long-Term Debt	Credit Facility	Total
2026	$4,463	$—	$4,463
2027	8,350	—	8,350
2028	4,516	100,000	104,516
2029	4,702	—	4,702
2030	4,896	—	4,896
Thereafter	226,284	—	226,284
Total	$253,211	$100,000	$353,211
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $129, $95, and $1,551 for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 12.INCOME TAXES
The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$79,031	$66,292	$38,242
State	31,691	30,729	16,116
Total current provision	$110,722	$97,021	$54,358

Deferred
Federal	$(12,461)	$(34,582)	$(6,641)
State	(5,272)	(16,229)	(3,282)
Total deferred provision	$(17,733)	$(50,811)	$(9,923)
Total income tax provision	$92,989	$46,210	$44,435

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the income tax expense at the federal statutory rate to income tax expense for the years ended December 31, 2025, 2024 and 2023, respectively, is as follows:

	Year Ended December 31,
	2025		2024		2023
	Total	%	Total	%	Total	%
Income tax expense at federal statutory rate	$59,735	21.0%	$21,326	21.0%	$33,037	21.0%
State income taxes – net of federal benefit(1)	20,045	7.0	7,106	7.0	10,283	6.5
Tax credits	(5,000)	(1.8)	(947)	(0.9)	(336)	(0.2)
Change in valuation allowance	272	0.1	(622)	(0.6)	2,107	1.3
Nontaxable or nondeductible items
Nondeductible compensation	9,413	3.3	16,780	16.5	71	0.0
Other nontaxable or nondeductible items	2,262	0.8	2,053	2.0	1,368	0.9
Other
Stock-based compensation	5,498	1.9	—	—	—	—
Change to deferred taxes	733	0.3	1,031	1.0	(2,486)	(1.6)
Other adjustments	31	—	(517)	(0.5)	391	0.2
Income tax expense	$92,989	32.6%	$46,210	45.5%	$44,435	28.1%
__________________
(1) State taxes in California comprise the majority (greater than 50 percent) of the tax effect of this category for the years ended December 31, 2025, 2024, and 2023, respectively.
Income taxes paid are as follows:

	Year Ended December 31,
	2025	2024	2023
Federal(1)	$50,415	$75,741	$42,447

California	26,104	25,396	17,387
Other	7,528	6,694	175
Total state and local	$33,632	$32,090	$17,562

Total income taxes paid	$84,047	$107,831	$60,009
__________________
(1) Excludes amounts paid to purchase transferable tax credits of $28,372 during the year ended December 31, 2025.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Deferred tax assets (liabilities)
Accrued expenses	$30,474	$28,275
Allowance for doubtful accounts	27,298	21,737
Insurance	42,098	36,577
Intangible assets	6,892	4,931
Deferred compensation	3,006	2,097
Lease liability	823,131	826,397
Stock-based compensation	6,404	5,166
Total deferred tax assets	$939,303	$925,180
Valuation allowance	(1,263)	(991)
Total net deferred tax assets	$938,040	$924,189
Fixed assets	(65,661)	(53,106)
Prepaid expenses	(11,005)	(10,307)
Investment in partnership	(7,124)	(8,030)
Right of use asset	(789,932)	(805,552)
Other	(354)	(963)
Total deferred tax liabilities	$(874,076)	$(877,958)
Net deferred tax assets	$63,964	$46,231
As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $1,263 and $991, respectively, against its captive insurance dual consolidated loss deferred tax asset. This valuation allowance was established because it was more likely than not that the deferred tax asset will not be realized.
The Company is subject to U.S. federal income tax, as well as income tax in certain states in which it operates. The Company’s federal returns for tax years 2022 and forward are subject to examination, and state returns for tax years 2021 and forward are subject to examination. The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s balance of net deferred tax assets is included within other assets on the combined/consolidated balance sheets as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not anticipate the uncertain tax position to change materially within the next 12 months.
NOTE 13.LEASES
Operating Leases
The Company leases most of its skilled nursing and assisted living facilities, as well as its office space, under various non-cancelable operating lease agreements. These operating leases expire at various dates through 2050.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by the Company and/or its stockholders.
For 36 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain. Options on three of the Company’s leases have become subject to disagreement with

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
the landlord regarding whether the option exercise window has closed, and the Company is working with the landlord to resolve the disagreement.
All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements. This additional percentage rent is variable and is expensed as incurred.
Finance Leases
The Company leases certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of one of the facility finance leases allow for a purchase option to be exercised during a specified window closing May 22, 2027. The Company has determined that it is reasonably certain to exercise the purchase option at the end of the purchase option window. Therefore, the Company has calculated the lease term through the end of the purchase option window for each such lease.
In addition, for one of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $32,000 and can be exercised by the lessor through June 30, 2026 (the “Lessor Option”). For other finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a balance of $150,595 and $139,472 as of December 31, 2025 and 2024, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $28,935 and $21,177 as of December 31, 2025 and 2024, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $126,960 and $125,470 as of December 31, 2025 and 2024, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense
Rent - cost of services (1)	$378,908	$284,953	$216,711
General and administrative expense	2,599	2,435	941
Other variable lease costs (2)	38,620	31,480	26,399
Total operating lease expense	$420,127	$318,868	$244,051
Finance lease expense
Amortization of right-of-use assets	$5,184	$3,327	$1,264
Interest on lease liabilities	11,142	7,370	1,113
Total financing lease expense	$16,326	$10,697	$2,377
Total lease expense	$436,453	$329,565	$246,428
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $1,958, $2,383, and $2,745 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s combined/consolidated statements of income.
The following table summarizes supplemental cash flow information related to leases:

	Year Ended December 31,
	2025	2024	2023
Operating cash paid for amounts included in the measurement of operating lease liabilities	$333,053	$252,742	$194,925
Operating cash paid for amounts included in the measurement of finance lease liabilities	11,142	7,370	1,113
Financing cash paid for amounts included in the measurement of finance lease liabilities	1,545	811	1,708
Operating lease right-of-use assets obtained in exchange for lease liabilities	173,355	1,326,598	805,866
Decrease in operating lease right-of-use assets and liabilities due to lease termination/modification	(15,463)	(141,382)	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	118,947	18,298	5,521
Decrease in finance lease right-of-use assets and liabilities due to lease termination/modification	(102,640)	(2,272)	—
Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)
Operating leases	13	14	13
Finance leases	22	6	3
Weighted-average discount rate
Operating leases	6.5%	6.4%	5.7%
Finance leases	6.5%	6.1%	7.2%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of December 31, 2025 were as follows:

	Finance Leases	Operating Leases	Total
2026	$37,321	$343,651	$380,972
2027	24,885	345,250	370,135
2028	7,902	349,372	357,274
2029	7,746	352,039	359,785
2030	7,509	355,924	363,433
Thereafter	254,388	2,986,215	3,240,603
Total lease payments	$339,751	$4,732,451	$5,072,202
Less: present value discount	(183,856)	(1,639,531)	(1,823,387)
Present value of lease liabilities	$155,895	$3,092,920	$3,248,815
Maturities of finance leases include amounts the Company would pay in the earliest period in which the lessor can exercise the Lessor Option.
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the combined/consolidated statements of income.
NOTE 14.RETIREMENT PLANS
The Company has two 401(k) defined contribution plans for the benefit of all eligible union and non-union employees. Employees over the age of 18 may begin elective deferrals and become eligible for matching contributions after two months of service. Employer discretionary matching contributions may be up to 50% of the employee’s elective deferrals that do not exceed 4% of the employee’s compensation. Employees vest in matching contributions over four years in accordance with the vesting schedule set out in the plan documents.
The Company has a non-qualified deferred compensation plan. The deferred compensation plan allows certain employees to receive supplemental retirement income payments through the deferral of base salary and bonus compensation. Eligible employees may elect to defer receipt of no less than $20 of base salary and bonus compensation for any plan year. Additionally, the Company may elect to make a discretionary matching contribution on behalf of the participant. Participants become fully vested in discretionary matching contributions after five years of continued employment from the date of the applicable matching contribution. Payment of vested balances will occur at future dates, as defined by the plan documents. Deferred compensation plan balances are recorded in other long-term liabilities on the combined/consolidated balance sheets and amounted to $11,295 and $7,794 at December 31, 2025 and 2024, respectively.
NOTE 15.RELATED PARTY TRANSACTIONS
On July 1, 2021, the Company entered into a Consulting and Strategic Advisory Services Agreement with Helios Consulting, LLC (Helios), a limited liability company owned by Jason Murray, the Company’s Chief Executive Officer and Chairman of its board of directors, and Mark Hancock, Executive Vice Chairman of its board of directors, (Helios Consulting Agreement) which automatically renewed for successive one-year terms. The Helios Consulting Agreement provided for a cash consulting fee of $4,000 annually, paid in monthly installments, for consulting and strategic advisory services provided to the Company by Helios. As of December 31, 2024, the Company terminated the Helios Consulting Agreement. For both of the years ended December 31, 2025 and 2024, the Company paid $0, respectively, and for the year ended December 31, 2023, the Company paid $4,000 (inclusive of $150 paid to a subsidiary of Helios).
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

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 16.OPERATION EXPANSIONS
2025 Expansions and Divestitures
During the year ended December 31, 2025, the Company’s consolidated operations and real estate portfolio grew through a combination of long-term leases and real estate purchases. The Company acquired operations of eight skilled nursing, assisted living, and subacute facilities and executed seven real estate purchases. Of the seven real estate purchases, one of the properties was acquired in conjunction with the operations of the associated facility. For the other six real estate purchases, the Company previously operated the respective facilities and has now acquired the real estate associated with those operations. These new operations added 655 and 271 operational skilled nursing and assisted living beds, respectively.
The aggregate purchase price for these expansions during the year ended December 31, 2025 was $143,751. The fair value of assets for the entities where real estate was acquired were concentrated in property and equipment amounting to $142,751. As such, these transactions were classified as asset acquisitions. The remaining aggregate purchase price for transactions during the year ended December 31, 2025 was concentrated in goodwill in the amount of $1,000. Such transactions were classified as business combinations. The Company expects 100% of the goodwill to be deductible for income tax purposes.
During the year ended December 31, 2025, the Company also divested of one leased facility which included 120 skilled nursing beds.
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
Total fair value of the net assets acquired exceeds consideration transferred, resulting in a bargain purchase gain. The Company reassessed whether it correctly identified all of the assets acquired and all of the liabilities assumed prior to recognition of the gain, in accordance with ASC 805. This bargain purchase gain was recorded within other income (expense), net on the Company’s combined/consolidated statements of income.
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
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The purpose of any such expansion, may include, without limitation, to expand the scope of the Company's operations, add team members with important skill sets, and/or realize synergies. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the year ended December 31, 2025 and through the issuance of the combined/consolidated financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the December 31, 2025 and 2024 combined/consolidated balance sheets of the Company, and the operating results have been included in the combined/consolidated statements of income of the Company since the date the Company gained effective control.
2026 Expansions and Divestitures
Subsequent to December 31, 2025, the Company’s operations expanded in two existing states with the addition of three stand-alone facilities, two of which were acquired with the underlying real estate and one of which was acquired through a long-term lease. These new facilities added 207 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $50,500.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring one property, for which it had previously operated the facility, for an aggregate purchase price of $35,750.
Subsequent to December 31, 2025, the Company also divested of one leased facility which included 110 skilled nursing beds.
NOTE 17.COMMITMENTS AND CONTINGENCIES
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
On April 8, 2024, Providence Administrative Consulting Services (“Providence”) and Paradise Valley Healthcare Center (“Paradise Valley”) received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) requesting information and documents relating to an investigation of Paradise Valley and Providence to determine whether Paradise Valley and Providence violated the False Claims Act by submitting false claims to Medicare. The investigation relates to whether Providence and Paradise Valley improperly induced patient referrals through remuneration in violation of the Anti-Kickback Statute. The CID includes requests for information relating to referral source relationships, including relationships with medical directors and other individuals. Since the receipt of the CID, the DOJ has made additional

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
requests for information from Providence, including marketing materials and certain expense data across all Providence facilities. The Company is cooperating with the investigation, which is ongoing.

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
In addition to the litigations described above, the Company is also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against the Company, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges the Company and its leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. On December 19, 2025, after the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2024 and its Annual Report on Form 10-K for the year ended December 31, 2024, the lead plaintiff filed a consolidated complaint. The new complaint added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026. According to the current operative schedule, Plaintiffs’ opposition is due April 20, 2026, and Defendants’ reply will be due June 4, 2026.
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
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION. The plaintiff voluntarily dismissed this case on December 8, 2025, without prejudice to her ability to refile.
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
Insurance Claims
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $750 per claim, subject to an additional one-time deductible of $9,500 for the Company’s independent subsidiaries in California. For a subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021 across California and Nevada, the combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $6,000. For the independent subsidiaries not in California, the self-insured claim is $750 per claim, subject to an additional one-time deductible of $10,000. For all independent subsidiaries, except those located in Colorado, Kansas, and Pennsylvania the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned aggregate limits that apply outside of these states. Subsequent to December 31, 2025, the combined self-insured retention is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $9,500 for the Company’s independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $10,200.
The majority of the self-insured retention and deductible limits for professional and general liabilities are self-insured through the captive insurance subsidiary, the related assets and liabilities of which are included in the accompanying combined/consolidated balance sheets. The captive insurance subsidiary is subject to certain statutory requirements as an insurance provider.
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
As part of the Plum acquisition in 2021, the Company assumed Plum’s workers’ compensation plan. Plum purchased an occurrence-based high deductible self-insured workers’ compensation policy whereby the Company is responsible for the first layer of coverage, generally ranging from $250 to $500 per claim. The estimated obligation recorded at December 31, 2025 and 2024 was $5,611, and $6,172, respectively. The Plum facilities were transferred onto the Company’s retrospective-rated premium workers’ compensation policy as of the acquisition date.
The Company believes that adequate provision has been made in the combined/consolidated financial statements for liabilities that may arise out of patient care, workers’ compensation and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. It is the Company’s policy to use an external actuary to assist management in estimating the

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
expense and related self-insurance liabilities for PLGL claims, both asserted and unasserted, on an undiscounted basis. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liabilities exceed its estimates of losses, its future earnings, cash flows and financial condition would be adversely affected.
The following table represents the Company’s self-insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
PLGL self- insurance liabilities	$296,280	$216,534
Workers’ compensation liabilities	25,275	24,411
Total self-insurance liabilities	$321,555	$240,945
Less: current self-insurance liabilities	128,994	75,966
Long-term self-insurance liabilities	$192,561	$164,979
The following table represents activity in the Company’s PLGL self- insurance liabilities as of and for the years ended December 31, 2025 and 2024:

Amount
Balance January 1, 2024	$162,976
Current year expense	147,061
Claims paid	(87,421)
Change in obligations covered by unrelated insurer	(6,082)
Balance December 31, 2024	$216,534
Current year expense	144,237
Claims paid	(79,530)
Change in obligations covered by unrelated insurer	15,039
Balance December 31, 2025	$296,280
PLGL self-insurance liabilities as of December 31, 2025 and 2024 include $102,882 and $76,650, respectively, that were related to unasserted claims. The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,453 and $26,179 as of December 31, 2025 and $4,861 and $23,732 as of December 31, 2024, included in Other Receivables and Other Assets, respectively, on the consolidated balance sheets.
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
NOTE 18.COMPUTATION OF NET INCOME PER COMMON SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$191,461	$55,344	$112,882
Less: net (loss) income attributable to noncontrolling interest	(82)	(416)	8
Net income attributable to PACS Group, Inc.	$191,543	$55,760	$112,874
Denominator:
Weighted average common shares outstanding	156,180,786	146,663,371	128,723,386

Basic net income per common share	$1.23	$0.38	$0.88
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$191,461	$55,344	$112,882
Less: net (loss) income attributable to noncontrolling interest	(82)	(416)	8
Net income attributable to PACS Group, Inc.	$191,543	$55,760	$112,874
Denominator:
Weighted average common shares outstanding	156,180,786	146,663,371	128,723,386
Plus: effect of diluted shares(1)	519,553	1,911,235	—
Adjusted weighted average common shares outstanding	156,700,339	148,574,606	128,723,386

Diluted net income per common share	$1.22	$0.38	$0.88
__________________
(1) The diluted per share amounts do not reflect 2,289,103 common share equivalents from restricted stock units for the year ended December 31, 2025 because of their anti-dilutive effect.
NOTE 19.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
the Company’s combined/consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan (which number includes 15,390,579 shares of common stock issuable upon the vesting of restricted stock unit (RSU) awards granted in connection with the IPO) was equal to 10.25% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of December 31, 2025, the total number of shares available for issuance under the 2024 Plan was 4,552,426.
2024 Employee Stock Purchase Plan (2024 ESPP)
The number of shares initially available for issuance pursuant to the 2024 ESPP (which number included 1,501,520 shares of common stock issuable pursuant to rights granted under the plan) was equal to 1% of the number of shares of common stock outstanding immediately following the completion of the IPO (disregarding the shares issuable under the 2024 Plan). The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of December 31, 2025 the total number of shares available for issuance under the 2024 ESPP was 3,053,295.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted 3,362,538 and 15,409,470 RSU awards during the years ended December 31, 2025 and 2024, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant date to determine the award fair value. The fair value per share of RSU awards granted during the years ended December 31, 2025 and 2024 ranged from $13.72 to $36.37 and from $21.00 to $24.85, respectively.
A summary of the status of the Company’s non-vested RSU awards for the years ended December 31, 2025 and 2024 is presented below (there was no such activity prior to the approval of the 2024 Plan, including in 2023):

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	15,409,470	21.00
Vested	(3,847,652)	21.00
Forfeited	—	—
Non-vested at December 31, 2024	11,561,818	$21.01
Granted	3,362,538	21.79
Vested	(2,325,126)	21.03
Forfeited	(2,342,935)	20.38
Non-vested at December 31, 2025	10,256,295	$21.40
During the year ended December 31, 2025, the Company granted 13,197 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The fair value per share of these awards were $36.37 based on the market price on the grant date.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
During the year ended December 31, 2025 and 2024, the aggregate fair value of RSU awards that vested was $21,642 and $92,882, respectively. The number of RSU awards vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
Stock-based compensation expense
Stock-based compensation expense recognized during the years ended December 31, 2025 and 2024 for the Company’s equity incentive plans was $54,069 and $115,544, respectively.
In future periods, the Company expects to recognize $176,719 in stock-based compensation expense for unvested RSU awards that were outstanding as of December 31, 2025. Future stock-based compensation expense will be recognized over 2.96 weighted average years for unvested RSU awards.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
(a) Inherent Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. No matter how well designed and operated, an effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
(b) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025, due to the material weaknesses described below.
(c) Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on November 19, 2025, in connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
These material weaknesses led to errors in our previously-issued interim condensed combined/consolidated financial statements for the three months ended March 31, 2024 and the three and six months ended June 30, 2024 (the “Prior Financial Statements”). As a result, we restated the Prior Financial Statements and included the restated financial statements in Part II, Item 8, of the Annual Report on Form 10-K for the year ended December 31, 2024.
Although we have taken steps to remediate the material weaknesses by enhancing our internal controls and hiring additional personnel, the remediation actions have not yet been fully implemented and we have not yet been able to conclude that these controls were operating effectively for a sufficient period of time. Accordingly, the material weaknesses identified in the prior year have not yet been remediated.

In addition, in connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2025, our management identified control deficiencies that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management were:
•We did not design and maintain effective controls within the revenue process to address the completeness and accuracy of underlying data used to determine routine revenue.
•We also did not design controls to timely assess operational trends that could materially impact variable consideration estimates related to revenue recognition.
Notwithstanding these material weaknesses, management has concluded that the combined/consolidated financial statements for the year ended December 31, 2025 present fairly, in all material respects, our financial position, results of operations, and cash flows in accordance with U.S. GAAP.
(d) Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. Specifically, we have made, and are continuing to advance, the following enhancements to our internal control over financial reporting:
•We have retained a Chief Compliance Officer (“CCO”) who has extensive healthcare regulatory experience and experience advising public companies, and who reports directly to our CEO accompanied by regular reporting and access to the Audit Committee.
•We have recruited, and continue to recruit, additional compliance, legal and internal audit personnel to enhance our risk assessment capabilities.
•We have formed a Compliance Committee of senior management, chaired by the CCO, with a detailed charter and oversight from the Audit Committee and Board of Directors.
•We have developed and launched an enhanced compliance training program throughout the organization, and have upgraded our compliance hotline and process for investigating complaints, including elevating matters that may have a financial impact to the Chief Financial Officer, Chief Accounting Officer, and Board of Directors.
•We enhanced our Disclosure Committee process by adding sub-certifications and key personnel to specifically address the evaluation and communication of compliance and other business activities as they inform financial reporting. In addition, we are including a broader group of internal stakeholders in certain meetings to ensure information that could impact financial reporting is being shared timely.
•We are in the process of enhancing the controls related to revenue recognition for new services, in which the Company’s compliance team will oversee a thorough review and approval process for new billing codes prior to billing. Once approved for use by the compliance team, these services will be reviewed in accordance with ASC 606, by the accounting function, prior to revenue recognition.
•We are in the process of expanding existing controls and designing other appropriate controls to address the design and operation of controls within our revenue process, including over variable consideration.
The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively for a sufficient period of time. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our combined/consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, could be adversely affected.

(e) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act.
Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, and as a result of the material weaknesses described above, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is set forth below.
(f) Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PACS Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PACS Group, Inc’s and subsidiaries internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, PACS Group, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management did not design and maintain sufficient processes to identify, assess, and communicate relevant risks to appropriate levels of the organization, including potential compliance issues received through the hotline process and did not design and maintain adequate controls within the revenue process to appropriately recognize revenue for new services in accordance with ASC 606. Additionally, Management did not design and maintain effective controls within the revenue process to address the completeness and accuracy of underlying data used to determine routine revenue. They also did not design controls to timely assess operational trends that could materially impact variable consideration estimates related to revenue recognition.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined/consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related combined/consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the combined/consolidated financial statements). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 combined/consolidated financial statements, and this report does not affect our report dated February 26, 2026, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 26, 2026
(g) Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
On December 8, 2025, John Mitchell, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 80,152 shares of the Company’s common stock until October 16, 2026.
Other than as set forth above, during the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers.
The following table presents information concerning our executive officers as of the date hereof.

Name	Age	Position(s)
Jason Murray	46	Director, Chairman and Chief Executive Officer
Mark Hancock	50	Director, Executive Vice Chairman and Interim Chief Financial Officer
Joshua Jergensen	41	President and Chief Operating Officer
John Mitchell	50	Chief Legal Officer and Secretary
Michelle Lewis	49	Chief Accounting Officer
Kelly Priegnitz	62	Chief Compliance Officer
Trent Bingham	54	Chief Human Resources Officer
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
Kelly Priegnitz has served as our Chief Compliance Officer since December 2025. Prior to that, she served as Executive Vice President and Chief Legal and Compliance Officer of Pinnacle Treatment Centers from October 2020 until November 2025. Prior to her service at Pinnacle Treatment Centers, Ms. Priegnitz held a variety of senior healthcare compliance leadership roles throughout her career, including Senior Vice President and Chief Compliance Officer at Trilogy Health Services from October 2019 until September 2020, Executive Vice President and Chief Compliance Officer at Healogics from September 2017 until September 2019, and Senior Vice President and Chief Compliance Officer at Kindred Healthcare from February 2011 until September 2017. Ms. Priegnitz received her law degree from the University of Oklahoma and her bachelor’s degree from Troy University.
Trent Bingham has served as Chief Human Resources Officer since November 2025. Mr. Bingham has extensive experience in senior Human Resources leadership roles, most recently as Vice President of HR Business Partnerships at Swire Coca-Cola from September 2022 until June 2025. He previously served as Chief Human Resources Officer at Renalytix from October 2020 until June 2021 and held leadership positions at Edwards Lifesciences from July 2013 until October 2020, eBay from March 2012 until June 2013, and Eli Lilly & Co. from May 2003 until March 2012. Mr. Bingham is a CPA who began his professional career in public accounting with KPMG. He received his MBA from Brigham Young University, and his bachelor’s degree from Utah State University.
Information about our Directors
The following table presents information concerning our board of directors as of the date hereof. The biographies of Jason Murray and Mark Hancock are set forth under the section above “-Information about our Executive Officers.”

Name	Age	Position(s)
Evelyn Dilsaver	70	Director
Taylor Leavitt	48	Director
Jacqueline Millard	65	Director
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
Code of Business Conduct and Ethics
We have a written Code of Conduct and Business Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Conduct and Business Ethics on our website, https://ir.pacs.com/, in the “Governance Documents” section under “Governance”. In addition, we intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Conduct and Business Ethics.
The remainder of the information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company's 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) For a list of the financial statements included herein, see Index to the Combined/Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(a)(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the combined/consolidated financial statements or the notes thereto.
(a)(3) Exhibits:
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
4.1	Form of Certificate of Common Stock	S‑1/A	333-277893	4.1	4/8/2024
4.2	Registration Rights Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.1	4/15/2024
4.3	Stockholders Agreement by and between PACS Group, Inc. and certain securityholders of PACS Group, Inc., dated as of April 10, 2024	8-K	001-42011	10.2	4/15/2024
4.4	Description of Capital Stock					*
10.1	Form of Indemnification Agreement between PACS Group, Inc. and its directors and officers	S-1	333-277893	10.2	3/13/2024
10.2#	PACS Group, Inc. Non-Employee Director Compensation Program	S-1/A	333-277893	10.3	4/1/2024
10.3#	PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.1	4/11/2024
10.4#	Form of Stock Option Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.2	4/11/2024
10.5#	Form of Restricted Stock Unit Agreement under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.3	4/11/2024
10.6#	Form of Restricted Stock Unit Award Agreement (Executive IPO Awards) under PACS Group, Inc. 2024 Incentive Award Plan	S‑8	333-277893	99.4	4/11/2024
10.7#	PACS Group, Inc. 2024 Employee Stock Purchase Plan, as amended and restated					*
10.8#	Providence Administrative Consulting Services, Inc. Nonqualified Deferred Compensation Plan	10-Q	001-42011	10.10	5/13/2024
10.9#	Employment Offer Letter, dated as of December 19, 2023, by and between PACS Group, Inc. and Derick Apt	S-1	333-277893	10.10	3/13/2024
10.10#	PACS Group, Inc. Executive Severance Plan	10-Q	001-42011	10.11	5/13/2024
10.11#	Separation and Consulting Agreement with PACS Group, Inc. and Peter (PJ) Sanford, each dated August 15, 2025	10-K	001-42011	10.11	11/19/2025
10.12^	Amended and Restated Credit Agreement, dated as of December 7, 2023, by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	S-1	333-277893	10.1	3/13/2024
10.13	First Amendment to Amended and Restated Credit Agreement, dated as of May 16, 2024 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	10-K	001-42011	10.13	11/19/2025
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2024 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	8-K	001-42011	10.1	11/15/2024
10.15	Third Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	10-K	001-42011	10.15	11/19/2025
10.16	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	10-K	001-42011	10.16	11/19/2025
10.17	Forbearance Agreement, dated as of July 24, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto	10-K	001-42011	10.17	11/19/2025
10.18	Forbearance Agreement and Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto	10-K	001-42011	10.18	11/19/2025
10.19#	Separation Agreement with PACS Group, Inc. and Derick Apt, dated September 2, 2025	10-K	001-42011	10.19	11/19/2025
10.20	Forbearance Agreement, dated as of October 21, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto	10-K	001-42011	10.20	11/19/2025
10.21	Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 26, 2025 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank and the lenders party thereto	8-K	001-42011	10.1	12/01/2025
19.1	PACS Group, Inc. Insider Trading Policy and Procedures	10-K	001-42011	19.1	11/19/2025
21.1	List of subsidiaries of PACS Group, Inc.					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
97.1	PACS Group, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-42011	97.1	11/19/2025
101.INS	XBRL Instance Document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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

PACS GROUP, INC.

Date: February 26, 2026	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Murray	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Jason Murray

/s/ Mark Hancock	Director, Executive Vice Chairman, and Interim Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Mark Hancock

/s/ Michelle Lewis	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Michelle Lewis

/s/ Jacqueline Millard	Director	February 26, 2026
Jacqueline Millard

/s/ Taylor Leavitt	Director	February 26, 2026
Taylor Leavitt

/s/ Evelyn Dilsaver	Director	February 26, 2026
Evelyn Dilsaver