Form 10-Q
period 2026-03-31
PACS Group, Inc.
filed 2026-05-11
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
As of May 8, 2026, there were 158,272,376 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements including, but not limited to, statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth; our plans, objectives, and expectations for our business, including facility acquisitions, divestitures, openings, and closures; the effects of industry and regulatory developments; our liquidity, capital resources, and uses of cash, including our Amended and Restated Credit Facility, amendments, waivers, and forbearance arrangements, and access to capital; the scope, timing, costs, and potential impacts of governmental and regulatory investigations and the SEC investigation, as well as other litigation and legal proceedings; the restatement of prior periods and related impacts; our internal controls and disclosure controls and procedures, including any material weaknesses and related remediation; and self-insurance liabilities, including actuarial estimates and related reserves. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our dependence on reimbursement from third-party payors, and changes in patient acuity mix, payor mix, payment methodologies, or new cost-containment initiatives could negatively impact our revenue and results of operations; we may not be fully reimbursed for all services billed through consolidated billing or bundled payments, reducing our revenue and financial condition; increased competition for, or shortages of, nurses, nurse assistants and other skilled personnel could raise labor costs and subject us to monetary fines; state efforts to regulate or deregulate healthcare services or the construction, expansion, or acquisition of healthcare facilities could impair our ability to expand or increase competition; failure to attract patients and residents or compete effectively with other healthcare providers may reduce our revenue and profitability; reviews and audits of care delivery, recordkeeping and billing may detect noncompliance requiring repayment of billed amounts or other costs; litigation and claims common in our industry could result in significant legal costs, settlements or damage awards, and our self-insurance programs may expose us to unexpected costs and losses; material weaknesses in our internal control over financial reporting, or failure to remediate such weaknesses or maintain effective controls, could impair timely and accurate reporting, reduce investor confidence, subject us to penalties, and affect the value of our common stock; inability to provide consistently high quality of care, or employee conduct that impacts patient health, safety or clinical treatment, could result in civil or criminal penalties and harm our operations; significant reliance on information technology, and any failure or interruption of that technology, could impair our operations; operational metrics derived from internal systems without independent verification may contain inaccuracies that harm our reputation; inability to complete acquisitions at attractive prices or at all may reduce revenue, and divestitures of underperforming or non-strategic subsidiaries would further decrease revenue; we may not successfully integrate acquired facilities or achieve expected benefits; acquisitions may entail unforeseen costs, liabilities or regulatory issues that adversely affect our operations; difficulty completing partnerships consistent with our growth strategy; failure to achieve or maintain competitive quality ratings from CMS or private rating organizations could negatively affect us; inability to obtain insurance or increases in insurance costs could impair our financial condition; geographic concentration of our facilities, including in California, increases vulnerability to local economic downturns, regulatory changes or natural disasters; actions of national labor unions may reduce our revenue and profitability; because we lease most facilities, we face risks from lease termination, extensions and special charges that could affect our financial condition and results of operations; insufficient cash flow to cover required payments or meet covenants under long-term debt, mortgages and leases could trigger defaults and cross-defaults, risking loss of facilities or foreclosures; we may need additional capital to fund operations and growth, which may be unavailable or available only on unfavorable terms; extensive and complex laws and regulations govern our industry, and noncompliance or regulatory changes could require significant expenditures or operational modifications; our founders, Jason Murray and Mark Hancock, hold substantial control and a substantial portion of our outstanding common stock, and their interests may conflict with those of other stockholders; as a "controlled company" under NYSE governance standards, we may rely on exemptions from certain requirements, and stockholders may not have the same protections afforded to stockholders of non-controlled companies, and the other important factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2025, filed with the SEC on February 27, 2026.The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$247,981	$197,016
Accounts receivable, net	648,037	628,128
Other receivables	85,183	73,965
Prepaid expenses and other current assets	86,904	170,630
Total Current Assets	1,068,105	1,069,739
Property and equipment, net	1,308,168	1,201,096
Operating lease right-of-use assets	2,907,903	2,968,176
Insurance subsidiary deposits and investments	107,323	87,192
Escrow funds	18,260	18,404
Goodwill and other indefinite-lived assets	68,061	68,061
Other assets	185,698	171,366
Total Assets	$5,663,518	$5,584,034

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$180,662	$192,232
Accrued payroll and benefits	242,698	187,516
Current operating lease liabilities	154,302	153,066
Current maturities of long-term debt	8,385	4,463
Current portion of accrued self-insurance liabilities	137,934	128,994
Refund liability	181,129	181,129
Other accrued expenses	168,413	154,030
Total Current Liabilities	1,073,523	1,001,430
Long-term operating lease liabilities	2,888,283	2,939,854
Line of credit	45,000	100,000
Long-term debt, less current maturities, net of deferred financing fees	239,814	244,803
Accrued self-insurance liabilities, less current portion	208,948	192,561
Other liabilities	165,760	152,937
Total Liabilities	$4,621,328	$4,631,585
Commitments and contingencies (Note 15)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 157,165,029 shares issued and outstanding as of March 31, 2026, and 156,615,144 shares issued and outstanding as of December 31, 2025	157	157
Additional paid-in capital	646,738	637,035
Retained earnings	390,274	309,579
Total PACS Group, Inc. stockholders' equity	1,037,169	946,771
Noncontrolling interest in subsidiary	5,021	5,678
Total Equity	$1,042,190	$952,449
Total Liabilities and Equity	$5,663,518	$5,584,034

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended March 31,
	2026	2025
Revenue
Patient and resident service revenue	$1,419,959	$1,276,985
Other revenues	535	165
Total Revenue	$1,420,494	$1,277,150
Operating Expenses
Cost of services	1,074,536	1,023,791
Rent - cost of services	95,531	93,795
General and administrative expense	112,315	98,719
Depreciation and amortization	18,077	12,705
Total Operating Expenses	$1,300,459	$1,229,010
Operating income	120,035	48,140
Other (Expense) Income
Interest expense	(6,424)	(6,904)
Other income, net	125	1,494
Total Other Expense, Net	$(6,299)	$(5,410)
Income before provision for income taxes	113,736	42,730
Provision for income taxes	33,068	14,350
Net Income	$80,668	$28,380
Less:
Net loss attributable to noncontrolling interest	(27)	(92)
Net Income Attributable To PACS Group, Inc.	$80,695	$28,472
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.51	$0.18
Diluted	$0.50	$0.17
Weighted-Average Common Shares Outstanding
Basic	157,073,382	155,177,511
Diluted	162,080,007	166,415,616
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2026	156,615,144	$157	$637,035	$309,579	$5,678	$952,449
Stock-based compensation	—	—	20,348	—	—	20,348
Issuance of common stock to employees and directors resulting from the vesting of restricted stock unit awards	820,364	1	(1)	—	—	—
Tax withholdings related to net share settlement of equity awards	(270,479)	(1)	(10,662)	—	—	(10,663)
Distributions	—	—	—	—	(208)	(208)
Purchase of equity in noncontrolling interest	—	—	18	—	(422)	(404)
Net loss attributable to noncontrolling interest	—	—	—	—	(27)	(27)
Net income attributable to PACS Group, Inc.	—	—	—	80,695	—	80,695
Balance March 31, 2026	157,165,029	$157	$646,738	$390,274	$5,021	$1,042,190

	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	591,363	$118,036	$6,137	$715,691
Stock-based compensation	—	—	12,202	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$756,273
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$80,668	$28,380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,077	12,705
Amortization of deferred financing fees	787	787
Stock-based compensation	20,348	12,202
(Gain) loss on investment in partnership	(455)	298
Gain on insurance subsidiary deposits and investments	(131)	(1,652)
Deferred taxes	(12,461)	(19,580)
Noncash lease expense	11,000	12,703
Other noncash operating activities, net	364	—
Change in operating assets and liabilities
Accounts receivable, net	(19,909)	(38,901)
Other receivables	(11,218)	13,721
Prepaid expenses and other current assets	77,201	11,800
Other assets	(3,608)	(3,833)
Escrow funds	144	3,312
Operating lease liabilities	(1,062)	64
Accounts payable	(13,932)	20,606
Accrued payroll and benefits	55,045	61,446
Accrued self-insurance liabilities	25,327	21,224
Refund liability	—	16,359
Other accrued expenses	14,723	22,280
Other liabilities	(4,573)	(23,677)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$236,335	$150,244

Cash flows from investing activities
Non-operating distributions from investment in partnership	$1,437	$1,301
Purchase of equity securities	(20,050)	—
Acquisition of facilities	(86,519)	—
Purchase of property and equipment	(21,829)	(17,717)
NET CASH USED IN INVESTING ACTIVITIES	$(126,961)	$(16,416)

Cash flows from financing activities
Borrowing on line of credit	$45,000	$—
Payments on line of credit	(100,000)	—
Payments on long-term debt	(1,439)	(4,065)
Noncontrolling interest distribution	(208)	—
Purchase of equity in noncontrolling interest	(404)	—
Taxes paid related to net share settlement of stock-based compensation awards	(10,663)	—
NET CASH USED IN FINANCING ACTIVITIES	$(67,714)	$(4,065)

Net change in cash	41,660	129,763
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$273,711	$290,605

Cash and cash equivalents	$247,981	$287,512
Restricted cash (included in prepaid expenses and other current assets)	25,730	3,093
Cash, cash equivalents, and restricted cash	$273,711	$290,605

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,099	$8,085
Income taxes	$325	$357

Non-cash financing and investing activity
Accrued capital expenditures	$8,392	$6,665
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of March 31, 2026, PACS Group subsidiaries operated 323 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,757 skilled nursing beds and 2,759 assisted living beds as of that date. As of March 31, 2026, PACS Group subsidiaries operated 267 facilities under long-term lease arrangements and had options to purchase 39 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 56 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries.
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
The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The December 31, 2025 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
Recent Accounting Standards Issued But Not Yet Adopted by the Company
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to disaggregate key expense categories such as employee compensation, depreciation, and intangible asset amortization within its financial statements. This guidance is effective for annual periods beginning after December 15, 2026, which will be the Company’s fiscal year 2027, and interim reporting periods beginning after December 15, 2027, which will be the Company’s fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the disclosures

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
included in the notes to the interim condensed consolidated financial statements and annual combined/consolidated financial statements.
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
As the Company’s single reportable segment is at the consolidated level, the accounting policies of the reportable segment are the same as those disclosed in Note 2, “Summary of Significant Accounting Policies”, of its 2025 Annual Report. The Company's CODM does not review segment assets at a different asset level or category than that disclosed in its condensed consolidated balance sheets and therefore assets by segment are not disclosed below.
The following table sets forth financial information for the segment:

	Three months ended March 31,
	2026	2025
Revenue	$1,420,494	$1,277,150
Less:
Labor expense(1)	727,894	677,020
Depreciation and amortization	18,077	12,705
Interest expense, net	6,424	6,904
Equity in the net (income) loss of investees accounted for under the equity method	(455)	298
Provision for income taxes	33,068	14,350
Other segment items(2)	554,818	537,493
Segment net income	$80,668	$28,380
(1) Labor expense includes nursing and departmental salaries and wages, payroll taxes and benefits, and agency staffing expenses.
(2) Other segment items included in segment net income include cost of services except for labor cost of services, rent - cost of services, general and administrative expense except for labor general and administrative expense, and other (expense) income except for interest expense, net, and equity in the net (income) loss of investees accounted for under the equity method.
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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing,

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	% of Revenue	2025	% of Revenue
Medicare	$489,636	34.5%	$443,476	34.7%
Medicaid	568,026	40.0%	515,004	40.3%
Managed care	271,054	19.1%	238,172	18.7%
Private and other	91,243	6.4%	80,333	6.3%
Total patient and resident service revenue	$1,419,959	100.0%	$1,276,985	100.0%
Refund Liability
The balance of the refund liability was $181,129 as of both March 31, 2026 and December 31, 2025, respectively, and is presented within current liabilities on the Company’s condensed consolidated balance sheets.
NOTE 5.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	March 31, 2026	December 31, 2025
Buildings and improvements	$901,258	$823,490
Leasehold improvements	136,645	125,832
Furniture, fixtures, and other	138,713	131,812
Construction in process	32,143	24,565
Land	97,025	94,024
Finance lease right-of-use assets	173,071	155,539
	1,478,855	1,355,262
Less: accumulated depreciation and amortization	(170,687)	(154,166)
Property and equipment, net	$1,308,168	$1,201,096
The Company evaluated its long-lived assets and did not record any impairment charges for the three months ended March 31, 2026, and 2025.
See Note 13, “Operation Expansions”, for information on expansions and disposals during the three months ended March 31, 2026.
NOTE 6.GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and Other Indefinite-Lived Intangible Assets
The Company assesses goodwill for impairment at least annually during the fourth quarter of each year. The Company will perform an impairment assessment at other times if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill, is less than its carrying value. There were no indicators of goodwill impairment noted during the three months ended March 31, 2026. The Company anticipates that 100% of goodwill recognized will be fully deductible for tax purposes as of March 31, 2026. There were no activities in goodwill during the three months ended March 31, 2026.
The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. There were

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
no indicators of impairment related to the Company’s indefinite-lived intangible assets during the three months ended March 31, 2026.
The following table represents goodwill and other indefinite-lived intangible assets as of March 31, 2026 and December 31, 2025:

Goodwill	$61,791
Indefinite Lived Intangible Assets
Licenses	$6,270
Total Indefinite Lived Intangible Assets	$6,270

Total Goodwill and Indefinite Lived Intangible Assets	$68,061
NOTE 7.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by the consolidated captive insurance entity and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $107,323 and $87,192 as of March 31, 2026 and December 31, 2025, respectively. The insurance subsidiary deposits and investments include net unrealized gains of $5,411 and $5,280 as of March 31, 2026 and December 31, 2025, respectively. Gains and losses on investments are recorded within other income, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on the condensed consolidated balance sheets and are classified as equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 8.INVESTMENT IN PARTNERSHIPS
As of March 31, 2026 and December 31, 2025, the Company held $29,819 and $30,801, respectively, in multiple equity method investments, referred to as partnerships, included in other assets on the Company’s condensed consolidated balance sheets. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
The Company holds a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). This investment holds the underlying real estate for three post-acute care facilities which it leases to the Company. BRFS is a variable interest entity (VIE), however the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounts for its specific interest in the investment. The investment was $15,107 and $14,948 on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). This investment holds the underlying real estate for 37 post-acute care facilities which it leases to the Company. The Company determined the Saddle manager held a de facto agency relationship with the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, because the Company is not the primary beneficiary, it does not consolidate the entity and only accounts for its specific interest in the investment. The investment was $4,136 and $4,986 on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,724 in an entity representing an ownership of 49.0%. (Gain) loss from the investment in partnerships was $(455) and $298 for the three months ended March 31, 2026 and 2025, respectively.

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
On November 26, 2025, the Company entered into another amendment to and waiver (“Sixth Amendment and Waiver”) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until the Company delivers to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”). On April 13, 2026, the Company entered into another amendment to the Amended and Restated Credit Facility (the “Seventh Amendment”), which, among other things, made certain technical modifications to a representation and warranty regarding health care permits and to the permitted investments covenant relating to joint ventures.
The Company was in compliance with all such covenants and restrictions as of March 31, 2026.
The Company maintains the Amended and Restated Credit Facility as its single line of credit. As of March 31, 2026, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreement matures on December 7, 2028. The balance outstanding on the credit facility was $45,000 and $100,000 as of March 31, 2026 and December 31, 2025, respectively. The Company had $7,850 in letters of credit outstanding as of both March 31, 2026 and December 31, 2025, respectively.
Net deferred financing fees on the line of credit were $8,112 and $8,867 as of March 31, 2026 and December 31, 2025, respectively, and are recorded in other assets on the Company’s condensed consolidated balance sheets. Expense recognized relating to deferred financing fees on the line of credit was $755 for both the three months ended March 31, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of income.
NOTE 10.LONG-TERM DEBT
During the three months ended March 31, 2026 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans. As of March 31, 2026, 13 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $247,880, of which $4,211 was classified as current and the remaining $243,669 was classified as non-current. As of December 31, 2025, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $248,906 of which $4,169 was classified as current and the remaining $244,737 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of March 31, 2026, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had four other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of March 31, 2026, the Company had $4,231 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $4,174 was classified as current and the remaining $57 was classified as non-current. As of December 31, 2025, the Company had $4,305 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $294 was classified as current and the remaining $4,011 was classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of March 31, 2026 and December 31, 2025. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $252,586 and $254,540 at March 31, 2026 and December 31, 2025, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
HUD-insured mortgage loans	$247,880	$248,906
Other non-HUD mortgage loans and promissory notes	4,231	4,305
Less: current maturities	(8,385)	(4,463)
Less: deferred financing fees, net	(3,912)	(3,945)
Total	$239,814	$244,803
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 for both the three months ended March 31, 2026 and 2025, respectively.
NOTE 11.INCOME TAXES
The Company recorded income tax expense of $33,068 and $14,350 during the three months ended March 31, 2026, and 2025, respectively, or 29.1% of earnings before income taxes for the three months ended March 31, 2026, compared to 33.6% for the three months ended March 31, 2025. The change in effective tax rate in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2022 and forward are subject to examination, and state returns for tax years 2021 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the condensed consolidated financial statements for the three months ended March 31, 2026, and 2025, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of March 31, 2026 and 2025, respectively.
NOTE 12.LEASES
Operating Leases
The Company leases most of its skilled nursing and assisted living facilities, as well as office space, under various non-cancelable operating lease agreements. These operating leases expire at various dates through 2050.
Substantially all operating leases for skilled nursing and assisted living facilities are on a “triple-net” basis, which require lessees to pay for all insurance, repairs, utilities, and real property taxes assessed on the leased property, and most of the leases are guaranteed by the Company and/or its stockholders.
For 36 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain. Options on three of the Company’s leases have become subject to disagreement with the landlord regarding whether the option exercise window has closed, and the Company is working with the landlord to resolve the disagreement.
All facility leases provide for an additional percentage rent based upon specified rates per the terms of the agreements. This additional percentage rent is variable and is expensed as incurred.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Finance Leases
The Company leases certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of two of the facility finance leases allow for a purchase option to be exercised during a specified window closing December 31, 2030. The Company has determined that it is reasonably certain to exercise the respective purchase options at the end of each purchase option window. Therefore the Company has calculated the lease terms through the end of the purchase option windows for these leases. In addition, for one of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate. The total obligation to purchase such real estate is approximately $32,000 and can be exercised by the lessor through June 30, 2026 (the “Lessor Option”). For other facility finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a balance of $166,785 and $150,595 as of March 31, 2026 and December 31, 2025, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $29,583 and $28,935 as of March 31, 2026 and December 31, 2025, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $141,143 and $126,960 as of March 31, 2026 and December 31, 2025, respectively.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense
Rent - cost of services (1)	$95,531	$93,795
General and administrative expense	664	627
Other variable lease costs (2)	10,132	9,247
Total operating lease expense	$106,327	$103,669
Finance lease expense
Amortization of right-of-use assets	$1,343	$1,042
Interest on lease liabilities	2,765	2,292
Total finance lease expense	$4,108	$3,334
Total Lease Expense	$110,435	$107,003
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $545 and $438 for the three months ended March 31, 2026 and 2025, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income.
The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended March 31,
	2026	2025
Operating cash paid for amounts included in the measurement of operating lease liabilities	$85,194	$81,718
Operating cash paid for amounts included in the measurement of finance lease liabilities	2,765	2,292
Financing cash paid for amounts included in the measurement of finance lease liabilities	340	244
Operating lease right-of-use assets obtained in exchange for lease liabilities	—	126,107
Decrease in operating lease right-of-use assets and liabilities due to lease termination/modification	(13,255)	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	17,532	—

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Information relating to the lease term and discount rate is as follows:

As of March 31, 2026
Weighted-average remaining lease term (years)
Operating leases	13
Finance leases	20
Weighted-average discount rate
Operating leases	6.5%
Finance leases	6.5%
Maturities of lease liabilities as of March 31, 2026 were as follows:

	Finance Leases	Operating Leases	Total
2026 (remainder)	$35,899	$256,515	$292,414
2027	25,955	343,091	369,046
2028	8,999	347,171	356,170
2029	8,870	349,794	358,664
2030	21,907	353,634	375,541
2031	7,662	354,536	362,198
Thereafter	246,726	2,625,865	2,872,591
Total lease payments	$356,018	$4,630,606	$4,986,624
Less: present value discount	(185,292)	(1,588,021)	(1,773,313)
Present value of lease liabilities	$170,726	$3,042,585	$3,213,311
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income.
NOTE 13.OPERATION EXPANSIONS
2026 Expansions
During the three months ended March 31, 2026, the Company’s operations grew through the addition of three stand-alone facilities, two of which were acquired in conjunction with the real estate for the properties and one of which the Company acquired through a long-term lease. The new facilities added 234 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $50,769.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring one property, for which it had previously operated the facility, for an aggregate purchase price of $35,750.
During the same period, the Company also divested of one leased facility which included 110 skilled nursing beds.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facility. The operations added by the Company are frequently underperforming financially and have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2026 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the condensed consolidated balance sheets of the Company, and the

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
Expansions After Period End
Subsequent to March 31, 2026, the Company’s operations expanded in one existing state with the addition of one stand-alone facility which the Company acquired in conjunction with the real estate. This new facility added 82 assisted living beds operated by the Company’s affiliated operating subsidiaries. The aggregate purchase price for this facility was $41,786.
NOTE 14.SELF INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $9,500 for the Company’s independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $10,200. For a subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021 across California and Nevada, the combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $6,000. For all independent subsidiaries, except those located in Colorado, Kansas, and Pennsylvania the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 aggregate limit in California and for the subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021, a $12,000 aggregate limit in all other states, and an additional state-specific aggregate where required by state law. In Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned aggregate limits that apply outside of these states.
The majority of the self-insured retention and deductible limits for professional and general liabilities are self-insured through the captive insurance subsidiary, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The captive insurance subsidiary is subject to certain statutory requirements as an insurance provider.
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
The following table represents the Company’s self-insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
PLGL self- insurance liabilities	$319,768	$296,280
Employment practice liabilities	27,114	25,275
Total self-insurance liabilities	$346,882	$321,555
Less: current self-insurance liabilities	137,934	128,994
Long-term self-insurance liabilities	$208,948	$192,561
PLGL self-insurance liabilities as of March 31, 2026 and December 31, 2025 include $106,118 and $102,882, respectively, that were related to unasserted claims. The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $18,621 and $27,931 as of March 31, 2026 and $17,453 and $26,179 as of December 31, 2025, included in Other Receivables and Other Assets, respectively, on the condensed consolidated balance sheets.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company believes that an adequate provision has been made in these financial statements for liabilities that may arise out of patient care, employment practice, and related services to date.
NOTE 15.COMMITMENTS AND CONTINGENCIES
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
In addition to the litigations described above, the Company is also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against the Company, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges the Company and its leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026, which Plaintiffs opposed on April 20, 2026. Defendants’ reply is due on June 4, 2026.
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
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION. The plaintiff voluntarily dismissed this case on December 8, 2025, without prejudice to her ability to refile, and refiled on April 17, 2026, against the same defendants making the same basic claims.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 24% and 28% of total accounts receivable, respectively, at March 31, 2026 and 23% and 30% of total accounts receivable, respectively, at December 31, 2025. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$80,668	$28,380
Less: net loss attributable to noncontrolling interest	(27)	(92)
Net income attributable to PACS Group, Inc.	$80,695	$28,472
Denominator:
Weighted average common shares outstanding	157,073,382	155,177,511

Basic net income per common share	$0.51	$0.18

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$80,668	$28,380
Less: net loss attributable to noncontrolling interest	(27)	(92)
Net income attributable to PACS Group, Inc.	$80,695	$28,472
Denominator:
Weighted average common shares outstanding	157,073,382	155,177,511
Plus: effect of diluted shares(1)	5,006,625	11,238,105
Adjusted weighted average common shares outstanding	162,080,007	166,415,616

Diluted net income per common share	$0.50	$0.17
__________________
(1) The diluted per share amounts do not reflect 22,690 and 16,916 common share equivalents from restricted stock units for the three months ended March 31, 2026 and 2025, respectively, because of their anti-dilutive effect.
NOTE 17.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was based on the vesting of awards granted to date.
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of March 31, 2026, the total number of shares available for issuance under the 2024 Plan was 4,716,836.
2024 Employee Stock Purchase Plan (2024 ESPP)
The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of March 31, 2026 the total number of shares available for issuance under the 2024 ESPP was 4,619,446.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted RSU awards of 3,277,570 and 1,962,425 shares during the three months ended March 31, 2026 and 2025, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the three months ended March 31, 2026 ranged from $34.13 to $37.80, and was $13.72 during the three months ended March 31, 2025.
A summary of the status of the Company’s non-vested RSU awards as of March 31, 2026 and changes during the three months ended March 31, 2026 is presented below:

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	10,256,295	$21.40
Granted	3,277,570	34.31
Vested	(820,364)	19.69
Forfeited	(39,198)	13.95
Non-vested at March 31, 2026	12,674,303	$24.87
During the three months ended March 31, 2026, the Company granted 3,497 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The fair value per share of these awards were $36.35 based on the market price on the grant date.
During the three months ended March 31, 2026, the aggregate fair value of RSU awards that vested was $32,298. The number of RSU awards vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans for the three months ended March 31, 2026 and 2025 was $20,348 and $12,202, respectively.
In future periods, the Company expects to recognize $268,292 in stock-based compensation expense for unvested RSU awards that were outstanding as of March 31, 2026. Future stock-based compensation expense will be recognized over 2.8 weighted average years for unvested RSU awards.

NOTE 18.SUBSEQUENT EVENTS
Share repurchase authorization
The Company’s Board of Directors approved a $250 million share repurchase authorization effective May 7, 2026. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The amount and timing of repurchases, if any, will depend on several factors, including the Company’s stock price performance, on going capital allocation priorities, contractual restrictions, and general market conditions. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended, or terminated at any time at the discretion of our Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report) which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The sections titled “Risk Factors” contained in this Quarterly Report on Form 10-Q and our Annual Report, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of March 31, 2026, our portfolio consisted of 323 post-acute care, assisted living, and independent living facilities across 17 states serving over 31,900 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our locally led, centrally supported operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities, which we define as facilities purchased greater than 36 months prior to the measurement date, as compared to the same metrics for our New facilities, which we define as facilities purchased less than 18 months prior to the measurement date. As of March 31, 2026, our average QM Star rating and occupancy rate for Mature facilities were 4.4 and 95%, respectively, compared to 3.6 and 83%, respectively for New facilities as of the same date.
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
Large, Fragmented Industry Comprised of Mostly Small and Independent Operators. According to the National Center for Health Statistics (NCHS) 2020 National Post-acute and Long-term Care Study, the SNF industry in the United States encompasses approximately 15,000 facilities and serves approximately 1.3 million patients annually. The industry is highly fragmented, with the top 10 operators, each having greater than approximately 100 facilities, representing approximately 11% of the total number of SNFs in the United States, according to CMS data as of September 2024, and approximately 5,000 smaller and independent operators of less than 100 facilities making up the remainder. According to such data, approximately 73% and 27% of SNFs are located in urban and rural areas, respectively. In addition, approximately 73%, 21%, and 6% of SNFs are operated as for-profit, non-profit, and by the government, respectively, according to such data. We believe this fragmented landscape creates opportunities for larger providers with greater scale to serve patients better and meet regulatory requirements nation-wide by effectively addressing staffing, quality standards, and billing processes. Moreover, many small and independent operators face pressure due to billing requirements, regulations, competition on quality of care and facilities, staffing shortages and competition, and the cessation of COVID-related provider relief funding, which has led them to pursue sales of their facilities or businesses. This provides additional opportunity for well-managed, high-quality operators to grow through acquisitions.
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
Favorable Reimbursement Environment. According to CMS, approximately 72% of SNF revenue in 2022 was derived from government sources, including Medicare and Medicaid. Medicare represents 21% of industry revenue, while Medicaid represents 51%. The remainder comprises managed care, private pay, and other payors. Medicare and Medicaid reimbursement has steadily increased over the past few years. Medicare reimbursement per patient day increased at a CAGR of approximately 3.4% from 2012 to 2023, while Medicaid reimbursement per patient day increased at a CAGR of approximately 1.9% from 2012 to 2021. During that time, the industry experienced continued growth in reimbursement rates.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of March 31, 2026:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	2	144	3	246
Arizona	9	1,174	1	190	10	1,364
California	108	12,651	32	3,481	140	16,132
Colorado	18	2,129	1	242	19	2,371
Idaho	7	499	—	—	7	499
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	9	787	3	325	12	1,112
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,581	—	—	21	1,581
Pennsylvania	4	597	4	602	8	1,199
South Carolina	21	2,355	6	663	27	3,018
Tennessee	12	1,284	—	—	12	1,284
Texas	3	300	2	282	5	582
Washington	20	1,523	—	—	20	1,523
	267	28,823	56	6,693	323	35,516
As reflected in the table above, our California operations represent our largest geographic concentration, comprising 140 facilities and 16,132 beds/units, or approximately 43% and 45%, respectively, of our total facilities and beds/units.
During the three months ended March 31, 2026, we expanded our operations with the addition of three assisted living and independent living facilities, two of which were acquired in conjunction with the real estate for the properties and one of which we acquired through a long-term lease. These new operations added a total of 234 assisted living beds to be operated by our affiliated operating subsidiaries. We also made one additional real estate purchase. Regarding this property, the Company previously operated the facility and has now acquired the real estate associated with the operations. Additionally, during the same period the Company died of one facility including 110 skilled nursing beds.
Subsequent to March 31, 2026, we expanded our operations in one existing state with the addition of one assisted living and independent living facility which was acquired in conjunction with the real estate for the property. The subsequent acquisition added a total of 82 assisted living beds.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. This figure excludes 33 and 27 assisted living and independent living facilities for the three months ended March 31, 2026 and 2025, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we own.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities, and for the skilled nursing facilities in each of the three facility cohorts, as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change

Total Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,378,442	$1,254,075	$124,367	9.9%
Skilled mix by revenue	50.7%	50.0%	70 bps	1.4%
Skilled mix by nursing patient days	30.5%	29.6%	90 bps	3.0%
Occupancy for skilled nursing services:
Available patient days	2,948,130	2,898,481	49,649	1.7%
Actual patient days	2,677,424	2,585,719	91,705	3.5%
Occupancy rate (operational beds)	90.8%	89.2%	160 bps	1.8%
Number of facilities at period end	290	288	2	0.7%
Number of operational beds at period end	32,757	32,309	448	1.4%

	Three Months Ended March 31,
	2026	2025	Change	% Change

Mature Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$835,052	$692,159	$142,893	20.6%
Skilled mix by revenue	55.5%	56.9%	(140) bps	(2.5)%
Skilled mix by nursing patient days	33.0%	34.1%	(110) bps	(3.2)%
Occupancy for skilled nursing services:
Available patient days	1,595,293	1,363,226	232,067	17.0%
Actual patient days	1,512,329	1,301,707	210,622	16.2%
Occupancy rate (operational beds)	94.8%	95.5%	(70) bps	(0.7)%
Number of facilities at period end	172	139	33	23.7%
Number of operational beds at period end	19,200	15,223	3,977	26.1%

	Three Months Ended March 31,
	2026	2025	Change	% Change

Ramping Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$330,017	$246,770	$83,247	33.7%
Skilled mix by revenue	46.7%	44.0%	270 bps	6.1%
Skilled mix by nursing patient days	27.8%	24.2%	360 bps	14.9%
Occupancy for skilled nursing services:
Available patient days	752,369	612,325	140,044	22.9%
Actual patient days	668,599	529,172	139,427	26.3%
Occupancy rate (operational beds)	88.9%	86.4%	250 bps	2.9%
Number of facilities at period end	74	58	16	27.6%
Number of operational beds at period end	8,262	7,174	1,088	15.2%

	Three Months Ended March 31,
	2026	2025	Change	% Change

New Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$213,373	$315,146	$(101,773)	(32.3)%
Skilled mix by revenue	38.7%	39.9%	(120) bps	(3.0)%
Skilled mix by nursing patient days	26.5%	25.5%	100 bps	3.9%
Occupancy for skilled nursing services:
Available patient days	600,468	922,930	(322,462)	(34.9)%
Actual patient days	496,496	754,840	(258,344)	(34.2)%
Occupancy rate (operational beds)	82.7%	81.8%	90 bps	1.1%
Number of facilities at period end	44	91	(47)	(51.6)%
Number of operational beds at period end	5,295	9,912	(4,617)	(46.6)%
The following tables present additional detail regarding our skilled mix, including our percentage of nursing patient days and revenue by payor source for all facilities, and for each of the three facility cohorts, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Skilled mix by revenue	Mature		Ramping		New		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Medicare	39.8%	41.3%	31.9%	32.6%	20.1%	21.2%	34.7%	34.4%
Managed care	15.7	15.6	14.8	11.4	18.6	18.7	16.0	15.6
Skilled mix	55.5	56.9	46.7	44.0	38.7	39.9	50.7	50.0
Medicaid	35.8	34.9	43.5	47.3	50.4	50.7	40.0	41.4
Private and other	8.7	8.2	9.8	8.7	10.9	9.4	9.3	8.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
Skilled mix by nursing patient days	Mature		Ramping		New		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Medicare	21.3%	22.0%	16.4%	15.5%	12.1%	11.6%	18.4%	17.7%
Managed care	11.7	12.1	11.4	8.7	14.4	13.9	12.1	11.9
Skilled mix	33.0	34.1	27.8	24.2	26.5	25.5	30.5	29.6
Medicaid	57.8	57.1	61.2	66.6	60.7	64.0	59.2	61.1
Private and other	9.2	8.8	11.0	9.2	12.8	10.5	10.3	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. Revenue associated with calculating average daily rates is based on contractually agreed-upon amounts or rates, and does not include the estimates of variable consideration under ASC 606.
The following table presents average daily rates by payor source, excluding services that are not covered by the daily rate, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Average daily rate	Mature		Ramping		New		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Medicare	$997.68	$981.74	$948.80	$983.51	$732.31	$771.85	$954.36	$941.86
Managed care	713.36	679.15	629.34	621.39	569.36	569.38	661.98	633.00
Total for skilled patient payors (1)	896.74	875.06	817.30	854.19	643.84	661.40	837.94	817.72
Medicaid	330.26	319.31	345.89	334.65	365.73	335.35	341.04	327.64
Private and other	504.51	488.77	433.82	444.93	372.45	379.67	455.25	444.41
Total (2)	$533.19	$523.52	$486.55	$470.76	$440.18	$423.17	$504.29	$483.43
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following table presents the above key skilled services metrics by category for all skilled nursing facilities in operation on January 1, 2025, excluding divestitures since that time, as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change

Total Same-Store Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,347,485	$1,248,049	$99,436	8.0%
Skilled mix by revenue	50.4%	50.2%	20 bps	0.4%
Skilled mix by nursing patient days	30.2%	29.7%	50 bps	1.7%
Occupancy for skilled nursing services:
Actual patient days	2,617,511	2,567,770	49,741	1.9%
Occupancy rate (operational beds)	90.9%	89.6%	130 bps	1.5%
Number of facilities at period end	284	284	—	—%
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
Adjusted EBITDA – We calculate Adjusted EBITDA as EBITDA further adjusted for non-core business items, which for the reported periods includes, to the extent applicable, costs incurred to acquire operations that are not capitalizable, stock-based compensation expense, legal and other costs, and certain one-time expenses that are not representative of our underlying operating performance. Costs related to acquisitions include costs related to our acquisition of operations, including related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Legal and other costs include legal and professional fees incurred associated with the Audit Committee’s independent investigation during the years ended December 31, 2025 and 2024, and with other ongoing investigations.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA plus rent-cost of services.

The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a condensed consolidated basis for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$80,668	$28,380
Less: Net loss attributable to noncontrolling interest	(27)	(92)
Add: Interest expense	6,424	6,904
Provision for income taxes	33,068	14,350
Depreciation and amortization	18,077	12,705
EBITDA	$138,264	$62,431
Adjustments to EBITDA:
Acquisition related costs	—	137
Stock-based compensation expense	20,348	12,202
Legal and other costs	11,778	22,804
Adjusted EBITDA	$170,390	$97,574
Rent - cost of services	95,531	93,795
Adjusted EBITDAR	$265,921
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
Other Revenue
Other revenue primarily consists of revenue associated with arrangements in which we are a lessor of certain facilities or office space. Other revenue typically represents an immaterial portion of our total revenue and we expect this to continue for the foreseeable future.
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

Rent - Cost of Services
Rent - cost of services consists of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 267 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.
General and Administrative Expense
General and administrative expense consists primarily of payroll and related benefits and travel expenses for our PACS Services personnel, including training and other operational support. General and administrative expense also includes stock-based compensation expense, professional fees (including accounting and legal fees), and costs relating to our information systems.
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
Other expense, net consists primarily of interest expense related to our debt, gains and losses related to asset disposals, and gains and losses from investments in partnerships and other investments.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Change
	2026	2025	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,419,959	$1,276,985	$142,974	11.2%
Other revenues	535	165	370	224.2%
Total Revenue	$1,420,494	$1,277,150	$143,344	11.2%
Operating Expenses
Cost of services	1,074,536	1,023,791	50,745	5.0%
Rent - cost of services	95,531	93,795	1,736	1.9%
General and administrative expense	112,315	98,719	13,596	13.8%
Depreciation and amortization	18,077	12,705	5,372	42.3%
Total Operating Expenses	$1,300,459	$1,229,010	$71,449	5.8%
Operating income	120,035	48,140	71,895	149.3%
Other (Expense) Income
Interest expense	(6,424)	(6,904)	480	(7.0)%
Other income, net	125	1,494	(1,369)	(91.6)%
Total Other Expense, Net	$(6,299)	$(5,410)	$(889)	16.4%
Income before provision for income taxes	113,736	42,730	71,006	166.2%
Provision for income taxes	33,068	14,350	18,718	130.4%
Net Income	$80,668	$28,380	$52,288	184.2%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $143.0 million to $1.4 billion for the three months ended March 31, 2026, an 11.2% increase compared to the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, skilled nursing services revenue represented more than 97% of patient and resident service revenue.
Skilled nursing services revenue increased by 9.9%, or $124.4 million, to $1.4 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase is inclusive of revenue of $23.3 million from payments received under California’s Workforce & Quality Incentive Program (resulting in a net impact to Adjusted EBITDA of $16.3 million), recognized during the three months ended March 31, 2026. The change to skilled nursing services revenue was driven by an increase in patient days of 91,705, or 3.5%, related to an increase in operational bed count and an increase in overall occupancy. Same-store skilled nursing services revenue grew by $99.4 million, or 8.0%, while same-store occupancy grew from 89.6% during the three months ended March 31, 2025 to 90.9% during the three months ended March 31, 2026. Additionally, on a same-store basis, skilled mix by patient days grew 50 bps to 30.2%.
On a cohort basis, New and Ramping facilities experienced an increase in occupancy, from 81.8% and 86.4%, respectively, for the three months ended March 31, 2025 to 82.7% and 88.9%, respectively, for the three months ended March 31, 2026. The increase in New and Ramping facility cohort occupancy rates was offset by a slight decrease in the Mature facility cohort occupancy rate which declined by 0.7% to 94.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decline is due, in part, to the shift of facilities in each cohort over time. The occupancy rate of each cohort is above the industry average of 79.0%.
Our skilled nursing services revenue is impacted by fluctuations in our payor source mix. Additionally, our average Medicare daily rates increased by 1.3% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Our average Medicaid rates increased 4.1% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
The remaining increase in patient and resident service revenue of $18.6 million was attributable to revenue from our assisted living and independent living operations, which grew primarily as a result of the addition of six assisted living and independent living facilities since March 31, 2025, including three facilities added during the three months ended March 31, 2026.
Other revenue - Other revenue increased by $0.4 million for the three months ended March 31, 2026 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $50.7 million to $1.1 billion, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The 5.0% increase was primarily driven by an increase of $39.5 million, or 6.2%, in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased 2.5% from 315 as of March 31, 2025, to 323 as of March 31, 2026. Of the salaries and wages increase, those attributable to New facilities purchased after March 31, 2025 accounted for $13.4 million, or 34.0% of the increase in salaries and wages. Headcount and operational changes attributable to Ramping and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $3.9 million in contracted services; $3.4 million in nursing and dietary expenses; and $2.0 million in administrative expenses for facilities. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $95.5 million for the three months ended March 31, 2026, compared to $93.8 million for the three months ended March 31, 2025. The increase was primarily attributable to the addition of new facilities with operating leases since March 31, 2025, as well as to annual escalators on existing facilities' rent.
General and administrative expense
General and administrative expense increased by $13.6 million, to $112.3 million for the three months ended March 31, 2026, compared to $98.7 million for the three months ended March 31, 2025. This increase was primarily due to an increase in salaries and wages of $11.4 million due to growth in operations and an increase in stock- based compensation expense recognized during the quarter which accounted for $8.1 million of the increase. The increase in general and administrative expense was partially offset by a decrease in professional fees, including a decrease of $11.0 million in legal expenses associated with the Audit Committee’s independent investigation during the year ended December 31, 2025 and with ongoing government investigations. The remaining change in general and administrative expense was spread out over various expense types.
Depreciation and amortization
Depreciation and amortization increased by $5.4 million to $18.1 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase is directly attributable to new real estate obtained through acquisitions.
Total other expense, net
Total other expense, net was $6.3 million for the three months ended March 31, 2026, an increase of $0.9 million compared to $5.4 million for the three months ended March 31, 2025. Total other expense, net consists of interest expense, which decreased by $0.5 million, to $6.4 million for the three months ended March 31, 2026. Additionally, other income, net decreased $1.4 million from $1.5 million for the three months ended March 31, 2025 to $0.1 million for the three months ended March 31, 2026, driven primarily by a decrease in unrealized gains on our available for sale securities, partially offset by an increase in unrealized gains on our investments in partnerships.

Provision for income taxes
Provision for income taxes totaled $33.1 million for the three months ended March 31, 2026, representing an effective tax rate of 29.1%, compared to a provision for income taxes of $14.4 million and an effective tax rate of 33.6% for the three months ended March 31, 2025. The change in effective tax rate in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
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
Liquidity & Capital Resources
Our liquidity has generally been derived from our cash flows from operations, mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans), credit facilities maintained with commercial banks, and equity offerings.
As of March 31, 2026, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $248.0 million. The total principal amount outstanding under our Amended and Restated Credit Facility as of March 31, 2026 was $45.0 million. In addition, we had outstanding letters of credit of $7.9 million as of March 31, 2026.
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility as our single line of credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $86.5 million for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Total cash paid for capital expenditures for property and equipment were $21.8 million and $17.7 million for the three months ended March 31, 2026 and 2025, respectively.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by/(used in):
Operating activities	$236,335	$150,244
Investing activities	(126,961)	(16,416)
Financing activities	(67,714)	(4,065)
Net change in cash	$41,660	$129,763
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$273,711	$290,605

Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the three months ended March 31, 2026 of $236.3 million increased by $86.1 million as compared with the same period in 2025. The increase was driven by an increase in operational performance across our existing portfolio of facilities as well as the incremental operational performance across our net eight facilities acquired since March 31, 2025. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $13.7 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact to collections is driven by growth in operating facilities period-over-period, supported by a decrease in days sales outstanding of 5.4, from 53.9 as of March 31, 2025 to 48.4 as of March 31, 2026. This change in days sales outstanding is due to operational efficiencies as facilities continue to mature following facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, and cash used for acquisitions.
Net cash used in investing activities for the three months ended March 31, 2026 of $127.0 million increased by $110.5 million as compared with the same period in 2025. The increase in cash used was attributable to an increase of $86.5 million in the acquisition of facilities, an increase of $20.1 million in purchases of equity securities held by our consolidated captive insurance entity, and an increase of $4.1 million in cash used to purchase property and equipment in excess of cash used for these purposes in the three months ended March 31, 2025.
Financing activities
Financing cash flows consist primarily of payments and draws on the line of credit, distributions and repayment of short-term and long-term debt, borrowings on the line of credit, contributions from noncontrolling interest, and proceeds from equity offerings.
Net cash used in financing activities for the three months ended March 31, 2026 was $67.7 million, an increase of $63.6 million as compared with the same period in 2025. During the three months ended March 31, 2026 we had increased financing activity consisting primarily of net payments on long-term debt and our line of credit of $1.4 million and $55.0 million, respectively, and taxes paid related to net share settlement of equity awards of $10.7 million. In contrast, during the three months ended March 31, 2025, we had net payments on our long-term debt of $4.1 million, and no activity on the line of credit.
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
On November 26, 2025, we entered into another amendment to and waiver (the “Sixth Amendment and Waiver”) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until we deliver to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”). On April 13, 2026, we entered into another amendment to the Amended and Restated Credit Facility (the “Seventh Amendment”), which, among other things, made certain technical modifications to a representation and warranty regarding health care permits and to the permitted investments covenant relating to joint ventures.
Share repurchase authorization
Our Board of Directors approved a $250 million share repurchase authorization, effective May 7, 2026. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The amount and timing of repurchases, if any, will depend on several factors, including our stock price performance, on going capital allocation priorities, contractual restrictions, and general market conditions. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not have a fixed expiration date, does not obligate us to acquire any particular amount of common stock, and may be modified, suspended, or terminated at any time at the discretion of our Board of Directors.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2026, we had $7.9 million of borrowing capacity under the Amended and Restated Credit

Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2025.
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements, included in this report in Part I, Item I, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of March 31, 2026, we had $45.0 million of variable rate debt, none of which was subject to an interest rate hedge. In particular, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. Accordingly, as of March 31, 2026, based on the amount of variable rate debt outstanding and the then-current SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $0.3 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $0.3 million. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of March 31, 2026 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of March 31, 2026, we had outstanding indebtedness under mortgage loans insured with HUD of $247.9 million, which are at fixed interest rates.
The above only incorporates those exposures that exist as of March 31, 2026 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
Item 4. Controls and Procedures
Inherent Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. No matter how well designed and operated, an effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026, due to the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, in connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation during those periods, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
•We did not design controls to timely assess operational trends that could materially impact variable consideration estimates related to revenue recognition.
Although we have taken steps to remediate the material weaknesses by enhancing our internal controls and hiring additional personnel, the remediation actions have not yet been fully implemented and we have not yet been able to conclude that these controls were operating effectively for a sufficient period of time. Accordingly, the material weaknesses identified above have not yet been remediated.
Notwithstanding the material weaknesses described above, management performed additional analysis and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
•We have retained a Chief Financial Officer who has extensive experience in the position at public companies, and who has a background in the healthcare industry.
•We have recently strengthened our Board of Directors with the addition of a new director with extensive experience in the healthcare industry, particularly clinical and regulatory experience, and formed the Quality Committee of the Board of Directors.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and other companies in our industry are routinely subjected to varying types of claims and suits, including class-actions. Class-action suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. We expect the plaintiffs’ bar to continue to be aggressive in their pursuit of claims.
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
In addition to the litigation described above, we are also subject to the following litigation:
Litigation -- Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against us, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges we and our leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026, which Plaintiffs opposed on April 20, 2026. Defendants’ reply is due on June 4, 2026.
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

On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION. The plaintiff voluntarily dismissed this case on December 8, 2025 without prejudice to her ability to refile, and refiled on April 17, 2026, against the same defendants making the same basic claims.
Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and any other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary, interim or final rulings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026, under the heading “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) On March 3, 2026, Michelle Lewis, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 45,000 shares of the Company’s common stock until June 10, 2027.
On March 11, 2026, Mark Hancock, our Executive Vice Chairman and former interim Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,800,000 shares of the Company’s common stock until June 30, 2027.
On March 12, 2026, Josh Jergensen, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 252,519 shares of the Company’s common stock until March 12, 2027.

Other than as set forth above, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Offer Letter Agreement with PACS Group, Inc. and Carey Hendrickson, effective April 27, 2026					*
10.2
Seventh Amendment to Amended and Restated Credit Agreement, dated as of April 13, 2026 by and among PACS Group, Inc., PACS Holdings, LLC, Truist Bank, the lenders party thereto and the other loan parties thereto
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACS GROUP, INC.

Date: May 11, 2026	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial Officer)