Form 10-Q
period 2026-06-30
PACS Group, Inc.
filed 2026-08-04
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
As of July 31, 2026, there were 158,335,612 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our dependence on reimbursement from third-party payors, and changes in patient acuity mix, payor mix, payment methodologies, or new cost-containment initiatives could negatively impact our revenue and results of operations; we may not be fully reimbursed for all services billed through consolidated billing or bundled payments, reducing our revenue and financial condition; increased competition for, or shortages of, nurses, nurse assistants and other skilled personnel could raise labor costs and subject us to monetary fines; state efforts to regulate or deregulate healthcare services or the construction, expansion, or acquisition of healthcare facilities could impair our ability to expand or increase competition; failure to attract patients and residents or compete effectively with other healthcare providers may reduce our revenue and profitability; reviews and audits of care delivery, recordkeeping and billing may detect noncompliance requiring repayment of billed amounts or other costs; litigation and claims common in our industry could result in significant legal costs, settlements or damage awards, and our self-insurance programs may expose us to unexpected costs and losses; material weaknesses in our internal control over financial reporting, or failure to remediate such weaknesses or maintain effective controls, could impair timely and accurate reporting, reduce investor confidence, subject us to penalties, and affect the value of our common stock; inability to provide consistently high quality of care, or employee conduct that impacts patient health, safety or clinical treatment, could result in civil or criminal penalties and harm our operations; significant reliance on information technology, and any failure or interruption of that technology, could impair our operations; operational metrics derived from internal systems without independent verification may contain inaccuracies that harm our reputation; inability to complete acquisitions at attractive prices or at all may reduce revenue, and divestitures of underperforming or non-strategic subsidiaries would further decrease revenue; we may not successfully integrate acquired facilities or achieve expected benefits; acquisitions may entail unforeseen costs, liabilities or regulatory issues that adversely affect our operations; difficulty completing partnerships consistent with our growth strategy; failure to achieve or maintain competitive quality ratings from CMS or private rating organizations could negatively affect us; inability to obtain insurance or increases in insurance costs could impair our financial condition; geographic concentration of our facilities, including in California, increases vulnerability to local economic downturns, regulatory changes or natural disasters; actions of national labor unions may reduce our revenue and profitability; because we lease most facilities, we face risks from lease termination, extensions and special charges that could affect our financial condition and results of operations; insufficient cash flow to cover required payments or meet covenants under long-term debt, mortgages and leases could trigger defaults and cross-defaults, risking loss of facilities or foreclosures; we may need additional capital to fund operations and growth, which may be unavailable or available only on unfavorable terms; extensive and complex laws and regulations govern our industry, and noncompliance or regulatory changes could require significant expenditures or operational modifications; our founders, Jason Murray and Mark Hancock, hold substantial control and a substantial portion of our outstanding common stock, and their interests may conflict with those of other stockholders; as a "controlled company" under NYSE governance standards, we may rely on exemptions from certain requirements, and stockholders may not have the same protections afforded to stockholders of non-controlled companies, and the other important factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$164,451	$197,016
Accounts receivable, net	634,496	628,128
Other receivables	89,413	73,965
Prepaid expenses and other current assets	73,994	170,630
Total Current Assets	962,354	1,069,739
Property and equipment, net	1,397,436	1,201,096
Operating lease right-of-use assets	2,862,741	2,968,176
Insurance subsidiary deposits and investments	134,721	87,192
Escrow funds	21,726	18,404
Goodwill and other indefinite-lived assets	68,061	68,061
Other assets	209,282	171,366
Total Assets	$5,656,321	$5,584,034

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$160,880	$192,232
Accrued payroll and benefits	187,689	187,516
Current operating lease liabilities	156,062	153,066
Current maturities of long-term debt	7,380	4,463
Current portion of accrued self-insurance liabilities	157,107	128,994
Refund liability	181,129	181,129
Other accrued expenses	204,811	154,030
Total Current Liabilities	1,055,058	1,001,430
Long-term operating lease liabilities	2,848,918	2,939,854
Line of credit	—	100,000
Long-term debt, less current maturities, net of deferred financing fees	238,709	244,803
Accrued self-insurance liabilities, less current portion	237,774	192,561
Other liabilities	160,462	152,937
Total Liabilities	$4,540,921	$4,631,585
Commitments and contingencies (Note 15)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 158,335,612 shares issued and outstanding as of June 30, 2026, and 156,615,144 shares issued and outstanding as of December 31, 2025	158	157
Additional paid-in capital	643,598	637,035
Retained earnings	466,644	309,579
Total PACS Group, Inc. stockholders' equity	1,110,400	946,771
Noncontrolling interest in subsidiary	5,000	5,678
Total Equity	$1,115,400	$952,449
Total Liabilities and Equity	$5,656,321	$5,584,034

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Patient and resident service revenue	$1,427,497	$1,308,881	$2,847,456	$2,585,866
Other revenues	501	355	1,036	520
Total Revenue	$1,427,998	$1,309,236	$2,848,492	$2,586,386
Operating Expenses
Cost of services	1,089,538	1,020,879	2,164,074	2,044,670
Rent - cost of services	94,700	94,348	190,231	188,143
General and administrative expense	114,308	100,332	226,623	199,051
Depreciation and amortization	20,121	13,178	38,198	25,883
Total Operating Expenses	$1,318,667	$1,228,737	$2,619,126	$2,457,747
Operating income	109,331	80,499	229,366	128,639
Other (Expense) Income
Interest expense	(6,042)	(4,354)	(12,466)	(11,258)
Other income, net	2,548	2,467	2,673	3,961
Total Other Expense, Net	$(3,494)	$(1,887)	$(9,793)	$(7,297)
Income before provision for income taxes	105,837	78,612	219,573	121,342
Provision for income taxes	29,488	27,646	62,556	41,996
Net Income	$76,349	$50,966	$157,017	$79,346
Less:
Net (loss) income attributable to noncontrolling interest	(21)	3	(48)	(89)
Net Income Attributable To PACS Group, Inc.	$76,370	$50,963	$157,065	$79,435
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.48	$0.33	$1.00	$0.51
Diluted	$0.47	$0.31	$0.97	$0.48
Weighted-Average Common Shares Outstanding
Basic	158,113,224	156,335,230	157,596,175	155,759,569
Diluted	161,986,725	165,474,133	162,013,611	165,942,274
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2026	156,615,144	$157	$637,035	$309,579	$5,678	$952,449
Stock-based compensation	—	—	20,348	—	—	20,348
Issuance of common stock to employees and directors resulting from the vesting of restricted stock unit awards	820,364	1	(1)	—	—	—
Tax withholdings related to net share settlement of equity awards	(270,479)	(1)	(10,662)	—	—	(10,663)
Distributions	—	—	—	—	(208)	(208)
Purchase of equity in noncontrolling interest	—	—	18	—	(422)	(404)
Net loss attributable to noncontrolling interest	—	—	—	—	(27)	(27)
Net income attributable to PACS Group, Inc.	—	—	—	80,695	—	80,695
Balance March 31, 2026	157,165,029	$157	$646,738	$390,274	$5,021	$1,042,190
Stock-based compensation	—	—	25,832	—	—	25,832
Issuance of common stock to employees and directors resulting from the vesting of restricted stock unit awards	2,039,841	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	(869,258)	(1)	(28,970)	—	—	(28,971)
Net loss attributable to noncontrolling interest	—	—	—	—	(21)	(21)
Net income attributable to PACS Group, Inc.	—	—	—	76,370	—	76,370
Balance June 30, 2026	158,335,612	$158	$643,598	$466,644	$5,000	$1,115,400

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(dollars in thousands, except for share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	591,363	$118,036	$6,137	$715,691
Stock-based compensation	—	—	12,202	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$756,273
Stock-based compensation	—	—	13,604	—	—	13,604
Issuance of common stock to employees and directors resulting from the vesting of restricted stock unit awards	2,243,010	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	(850,828)	—	(7,955)	—	—	(7,955)
Noncontrolling interest distribution	—	—	—	—	(220)	(220)
Net income attributable to noncontrolling interest	—	—	—	—	3	3
Net income attributable to PACS Group, Inc.	—	—	—	50,963	—	50,963
Balance June 30, 2025	156,569,693	$157	$609,212	$197,471	$5,828	$812,668
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$157,017	$79,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,198	25,883
Amortization of deferred financing fees	1,575	1,574
Stock-based compensation	46,180	25,806
(Gain) loss on investment in partnership	(1,185)	312
Gain on insurance subsidiary deposits and investments	(529)	(2,864)
Deferred taxes	(36,217)	(17,029)
Noncash lease expense	21,212	25,140
Other noncash operating activities, net	345	29
Change in operating assets and liabilities
Accounts receivable, net	(6,368)	3,648
Other receivables	(15,448)	23,101
Prepaid expenses and other current assets	78,191	(23,836)
Other assets	(4,776)	(14,526)
Escrow funds	(3,322)	1,716
Operating lease liabilities	(3,717)	(1,005)
Accounts payable	(32,937)	(4,740)
Accrued payroll and benefits	173	43,959
Accrued self-insurance liabilities	73,326	50,143
Refund liability	—	27,800
Other accrued expenses	57,979	105,875
Other liabilities	2,145	(147,514)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$371,842	$202,818

Cash flows from investing activities
Non-operating distributions from investment in partnership	$2,752	$2,822
Purchase of equity securities	(63,440)	(15,111)
Sale of equity securities	17,143	—
Acquisition of facilities	(190,799)	(243)
Purchase of property and equipment	(48,355)	(36,289)
NET CASH USED IN INVESTING ACTIVITIES	$(282,699)	$(48,821)

Cash flows from financing activities
Borrowing on line of credit	$62,000	$—
Payments on line of credit	(162,000)	—
Payments on long-term debt	(4,035)	(9,022)
Noncontrolling interest distribution	(208)	(220)
Purchase of equity in noncontrolling interest	(404)	—
Taxes paid related to net share settlement of stock-based compensation awards	(39,634)	(7,955)
NET CASH USED IN FINANCING ACTIVITIES	$(144,281)	$(17,197)

Net change in cash	(55,138)	136,800
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$176,913	$297,642

Cash and cash equivalents	$164,451	$294,173
Restricted cash (included in prepaid expenses and other current assets)	12,462	3,469
Cash, cash equivalents, and restricted cash	$176,913	$297,642

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,260	$17,959
Income taxes	$22,918	$80,419

Non-cash financing and investing activity
Accrued capital expenditures	$7,616	$5,417
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of June 30, 2026, PACS Group subsidiaries operated 324 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 32,790 skilled nursing beds and 2,841 assisted living beds as of that date. As of June 30, 2026, PACS Group subsidiaries operated 264 facilities under long-term lease arrangements and had options to purchase 37 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 60 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries.
Providence Administrative Consulting Services, Inc., a California corporation, is a subsidiary of PACS Group and provides administrative support services, on a consulting basis, to other subsidiaries of PACS Group.
PACS Group also has two wholly-owned captive insurance subsidiaries, Welsch Insurance Ltd. and Welsch Insurance Company, LLC (together, Welsch). Welsch provides coverage to various consolidated operating subsidiaries related to professional liability and general liability (PLGL) insurance.
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
The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The December 31, 2025 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
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
NOTE 3. BUSINESS SEGMENTS
The Company has one reportable segment. The Company’s chief operating decision maker (CODM), the Chief Operating Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole. The Company does not distinguish between markets or regions for the purpose of allocating resources. This structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The segment’s measure of profit or loss is net income, which is also reported on the condensed consolidated statements of income. Net income is also used to monitor budget versus actual results.
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
The following table sets forth financial information for the segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$1,427,998	$1,309,236	$2,848,492	$2,586,386
Less:
Labor expense(1)	720,586	686,436	1,448,480	1,363,456
Depreciation and amortization	20,121	13,178	38,198	25,883
Interest expense	6,042	4,354	12,466	11,258
Equity in the net (income) loss of investees accounted for under the equity method	(730)	14	(1,185)	312
Provision for income taxes	29,488	27,646	62,556	41,996
Other segment items(2)	576,142	526,642	1,130,960	1,064,135
Segment net income	$76,349	$50,966	$157,017	$79,346
__________________
(1) Labor expense includes nursing and departmental salaries and wages, payroll taxes and benefits, and agency staffing expenses.
(2) Other segment items included in segment net income include cost of services except for labor cost of services, rent - cost of services, general and administrative expense except for labor general and administrative expense, and other (expense) income except for interest expense, and equity in the net (income) loss of investees accounted for under the equity method.
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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Medicare	$487,315	34.2%	$452,507	34.6%
Medicaid	561,050	39.3%	524,578	40.1%
Managed care	283,098	19.8%	233,826	17.8%
Private and other	96,034	6.7%	97,970	7.5%
Total patient and resident service revenue	$1,427,497	100.0%	$1,308,881	100.0%

	Six Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Medicare	$977,027	34.3%	$895,110	34.6%
Medicaid	1,129,339	39.7%	1,040,063	40.2%
Managed care	554,086	19.5%	472,021	18.3%
Private and other	187,004	6.5%	178,672	6.9%
Total patient and resident service revenue	$2,847,456	100.0%	$2,585,866	100.0%
Refund Liability
The balance of the refund liability was $181,129 as of both June 30, 2026 and December 31, 2025, and is presented within current liabilities on the Company’s condensed consolidated balance sheets.
NOTE 5.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2026	December 31, 2025
Buildings and improvements	$984,826	$823,490
Leasehold improvements	149,201	125,832
Furniture, fixtures, and other	144,692	131,812
Construction in process	39,256	24,565
Land	106,689	94,024
Finance lease right-of-use assets	158,567	155,539
	1,583,231	1,355,262
Less: accumulated depreciation and amortization	185,795	154,166
Property and equipment, net	$1,397,436	$1,201,096
The Company evaluated its long-lived assets and did not record any impairment charges for the six months ended June 30, 2026, and 2025.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
See Note 13, “Operation Expansions”, for information on expansions and disposals during the six months ended June 30, 2026.
NOTE 6.GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and Other Indefinite-Lived Intangible Assets
The Company assesses goodwill for impairment at least annually during the fourth quarter of each year. The Company will perform an impairment assessment at other times if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill, is less than its carrying value. There were no indicators of goodwill impairment noted during the six months ended June 30, 2026. The Company anticipates that 100% of goodwill recognized will be fully deductible for tax purposes as of June 30, 2026. There were no activities in goodwill during the six months ended June 30, 2026.
The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. There were no indicators of impairment related to the Company’s indefinite-lived intangible assets during the six months ended June 30, 2026.
The following table represents goodwill and other indefinite-lived intangible assets as of both June 30, 2026 and December 31, 2025:

Goodwill	$61,791
Indefinite Lived Intangible Assets
Licenses	$6,270
Total Indefinite Lived Intangible Assets	$6,270

Total Goodwill and Indefinite Lived Intangible Assets	$68,061
NOTE 7.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by Welsch and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $134,721 and $87,192 as of June 30, 2026 and December 31, 2025, respectively. The insurance subsidiary deposits and investments include net unrealized gains of $4,369 and $5,280 as of June 30, 2026 and December 31, 2025, respectively. Gains and losses on investments are recorded within other income, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on the condensed consolidated balance sheets and are classified as equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 8.INVESTMENT IN PARTNERSHIPS
As of June 30, 2026 and December 31, 2025, the Company held $29,234 and $30,801, respectively, in multiple equity method investments, referred to as partnerships, included in other assets on the Company’s condensed consolidated balance sheets. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
As of June 30, 2026, the Company held a 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). This investment held the underlying real estate for three post-acute care facilities which it leased to the Company. BRFS was a variable interest entity (VIE), however the Company did not consolidate the entity as it did not have the power to direct the activities that most significantly impact its economic performance. Therefore, the Company only accounted for

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
its specific interest in the investment. The investment was $15,335 and $14,948 on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Subsequent to June 30, 2026, the Company purchased the remaining ownership interest in the partnership and will fully consolidate the entity in future periods.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). This investment holds the underlying real estate for 37 post-acute care facilities which it leases to the Company. The Company determined the Saddle manager held a de facto agency relationship with the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, because the Company is not the primary beneficiary, it does not consolidate the entity and only accounts for its specific interest in the investment. The investment was $3,283 and $4,986 on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,752 in an entity representing an ownership of 49.0%. (Gain) loss from the investment in partnerships was $(730) and $14 for the three months ended June 30, 2026 and 2025, respectively and was $(1,185), and $312 for the six months ended June 30, 2026 and 2025, respectively.
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
The Company was in compliance with all such covenants and restrictions as of June 30, 2026.
The Company maintains the Amended and Restated Credit Facility as its single line of credit. As of June 30, 2026, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreement matures on December 7, 2028. The balance outstanding on the credit facility was $0 and $100,000 as of June 30, 2026 and December 31, 2025, respectively. The Company had $7,850 in letters of credit outstanding as of June 30, 2026 and December 31, 2025.
Net deferred financing fees on the line of credit were $7,357 and $8,867 as of June 30, 2026 and December 31, 2025, respectively, and are recorded in other assets on the Company’s condensed consolidated balance sheets. Expense recognized relating to deferred financing fees on the line of credit was $755 for both the three months ended June 30, 2026 and 2025, respectively, and $1,510 for both the six months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of income.
NOTE 10.LONG-TERM DEBT
During the six months ended June 30, 2026 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans. As of June 30, 2026, 13 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $246,842, of which $4,253 was classified as current and the remaining $242,589 was classified as non-current. As of December 31, 2025, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $248,906 of which $4,169 was classified as current and the remaining $244,737 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
inspections. As of June 30, 2026, the Company’s HUD-insured mortgage loans bear fixed interest rates ranging from 2.4% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had four other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of June 30, 2026, the Company had $3,127 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $3,127 was classified as current and none was classified as non-current. As of December 31, 2025, the Company had $4,305 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $294 was classified as current and the remaining $4,011 was classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of June 30, 2026 and December 31, 2025. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $250,441 and $254,540 at June 30, 2026 and December 31, 2025, respectively.
Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
HUD-insured mortgage loans	$246,842	$248,906
Other non-HUD mortgage loans and promissory notes	3,127	4,305
Less: current maturities	(7,380)	(4,463)
Less: deferred financing fees, net	(3,880)	(3,945)
Total	$238,709	$244,803
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 for both the three months ended June 30, 2026 and 2025, respectively, and $65 for both the six months ended June 30, 2026 and 2025, respectively.
NOTE 11.INCOME TAXES
The Company recorded income tax expense of $62,556 and $41,996 during the six months ended June 30, 2026, and 2025, respectively, or 28.2% of earnings before income taxes for the six months ended June 30, 2026, compared to 34.6% for the six months ended June 30, 2025. The change in effective tax rate in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation. The Company’s effective tax rate for the six months ended June 30, 2026 differs from the rate calculated from the consolidated statements of income of 28.5%, primarily due to losses in certain jurisdictions for which no tax benefit has been recognized due to valuation allowances.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2022 and forward are subject to examination, and state returns for tax years 2021 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the condensed consolidated financial statements for the six months ended June 30, 2026, and 2025, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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
Finance Leases
The Company leases certain skilled nursing and assisted living facilities under finance lease agreements. The lease terms of one of the facility finance leases allow for a purchase option to be exercised during a specified window closing December 31, 2030. The Company has determined that it is reasonably certain to exercise the respective purchase option at the end of the purchase option window. Therefore the Company has calculated the lease term through the end of the purchase option window for this lease. In addition, for one of the facility finance leases, the lessor holds an option which could require the Company to purchase the associated real estate (the “Lessor Option”). The total obligation to purchase such real estate is approximately $32,000. For other facility finance leases, the duration of the lease term represented the major part of the remaining economic life of the facility at inception.
Finance lease right-of-use assets are included in property and equipment and have a balance of $153,289 and $150,595 as of June 30, 2026 and December 31, 2025, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $29,525 and $28,935 as of June 30, 2026 and December 31, 2025, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $124,327 and $126,960 as of June 30, 2026 and December 31, 2025, respectively.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense
Rent - cost of services (1)	$94,700	$94,348	$190,231	$188,143
General and administrative expense	664	645	1,327	1,272
Other variable lease costs (2)	10,428	9,664	20,560	18,911
Total operating lease expense	$105,792	$104,657	$212,118	$208,326
Finance lease expense
Amortization of right-of-use assets	$1,342	$1,140	$2,686	$2,182
Interest on lease liabilities	2,742	2,505	5,507	4,797
Total finance lease expense	$4,084	$3,645	$8,193	$6,979
Total Lease Expense	$109,876	$108,302	$220,311	$215,305
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $526 and $417 for the three months ended June 30, 2026 and 2025, respectively, and $1,070 and $855 for the six months ended June 30, 2026 and 2025, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The following table summarizes supplemental cash flow information related to leases:

	Six Months Ended June 30,
	2026	2025
Operating cash paid for amounts included in the measurement of operating lease liabilities	$170,754	$164,274
Operating cash paid for amounts included in the measurement of finance lease liabilities	5,507	4,798
Financing cash paid for amounts included in the measurement of finance lease liabilities	818	284
Operating lease right-of-use assets obtained in exchange for lease liabilities	13,859	139,028
Decrease in operating lease right-of-use assets and liabilities due to lease termination/modification	(24,810)	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	17,923	29,598
Decrease in finance lease right-of-use assets due to lease termination/modification	(12,544)	—
Information relating to the lease term and discount rate is as follows:

As of June 30, 2026
Weighted-average remaining lease term (years)
Operating leases	13
Finance leases	22
Weighted-average discount rate
Operating leases	6.5%
Finance leases	6.5%
Maturities of lease liabilities as of June 30, 2026 were as follows:

	Finance Leases	Operating Leases	Total
2026 (remainder)	$33,115	$170,326	$203,441
2027	8,742	341,591	350,333
2028	8,999	346,750	355,749
2029	8,870	350,726	359,596
2030	21,907	354,616	376,523
2031	7,662	355,561	363,223
Thereafter	246,727	2,644,846	2,891,573
Total lease payments	$336,022	$4,564,416	$4,900,438
Less: present value discount	(182,170)	(1,559,436)	(1,741,606)
Present value of lease liabilities	$153,852	$3,004,980	$3,158,832
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income.
NOTE 13.OPERATION EXPANSIONS
2026 Expansions
During the six months ended June 30, 2026, the Company’s operations grew through the addition of four stand-alone facilities, three of which were acquired in conjunction with the real estate for the properties and one of which the Company

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
acquired through a long-term lease. The new facilities added 316 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $92,766.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring four properties, that it had previously operated, for an aggregate purchase price of $98,033.
During the same period, the Company also divested of one leased facility which included 110 skilled nursing beds.
The Company’s expansion strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities to improve both clinical and financial performance of the acquired facilities. The operations added by the Company are frequently underperforming or moderately-performing financially and may have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. The Company believes that prior operating results are not typically a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2026 and through the issuance of the financial statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
Expansions After Period End
Subsequent to June 30, 2026, the Company’s operations expanded in one existing state through the addition of 20 stand-alone facilities which the Company acquired via long-term leases. These new facilities added 2,312 skilled nursing beds operated by the Company’s affiliated operating subsidiaries. The aggregate purchase price for these facilities was $66,124. Additionally, the Company expanded its portfolio of owned properties by acquiring four properties that it had previously operated, including the remaining ownership interest of BRFS. The aggregate purchase price of the properties was $95,707, which includes $27,460 of assumed HUD debt.
NOTE 14.SELF-INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $9,500 for the Company’s independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $10,200. For a subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021 across California and Nevada, the combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $6,000. For all independent subsidiaries, except those located in Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 aggregate limit in California and for the subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021, a $12,000 aggregate limit in all other states, and an additional state-specific aggregate where required by state law. In Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned aggregate limits that apply outside of these states.
The majority of the self-insured retention and deductible limits for professional and general liabilities are self-insured through Welsch, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. Welsch is subject to certain statutory requirements as an insurance provider.
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
The following table represents the Company’s self-insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
PLGL self-insurance liabilities	$366,705	$296,280
Employment practice liabilities	28,176	25,275
Total self-insurance liabilities	$394,881	$321,555
Less: current self-insurance liabilities	157,107	128,994
Long-term self-insurance liabilities	$237,774	$192,561
PLGL self-insurance liabilities as of June 30, 2026 and December 31, 2025 include $108,767 and $102,882, respectively, that were related to unasserted claims. The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $20,443 and $30,664 as of June 30, 2026 and $17,453 and $26,179 as of December 31, 2025, included in other receivables and other assets, respectively, on the condensed consolidated balance sheets.
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
On February 26, 2025, the Company received a subpoena from the DOJ per the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States. The subpoena includes requests for information relating to PACS’s 1135 COVID Waiver practices, billing of Medicare Part B for respiratory and sensory integration therapy services, change of insurance enrollment, cost waivers for co-pays, deductibles, and co-insurance, and claim reimbursement from Medicare for bad debt. The Company is cooperating with the investigation, which is ongoing.
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
Litigation
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company’s independent operating subsidiaries. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, the Company, its independent operating subsidiaries, and others in the industry are subject to claims and lawsuits in connection with COVID-19 and a facility’s preparation for and/or response to COVID-19.
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
In addition to the litigations described above, the Company is also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against the Company, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges the Company and its leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026, which Plaintiffs opposed on April 20, 2026, which is fully briefed as of June 4, 2026.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of account receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 23% and 28% of total accounts receivable, respectively, at June 30, 2026 and 23% and 30% of total accounts receivable, respectively, at December 31, 2025. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.
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
NOTE 16.COMPUTATION OF NET INCOME PER COMMON SHARE
Basic net income per share is calculated by dividing net income attributable to the common stockholders by the weighted-average shares of common stock outstanding for the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, which are comprised of restricted stock units and common stock issuable under the employee stock purchase plan, using the treasury stock method.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$76,349	$50,966	$157,017	$79,346
Less: net (loss) income attributable to noncontrolling interest	(21)	3	(48)	(89)
Net income attributable to PACS Group, Inc.	$76,370	$50,963	$157,065	$79,435
Denominator:
Weighted average common shares outstanding	158,113,224	156,335,230	157,596,175	155,759,569

Basic net income per common share	$0.48	$0.33	$1.00	$0.51
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$76,349	$50,966	$157,017	$79,346
Less: net (loss) income attributable to noncontrolling interest	(21)	3	(48)	(89)
Net income attributable to PACS Group, Inc.	$76,370	$50,963	$157,065	$79,435
Denominator:
Weighted average common shares outstanding	158,113,224	156,335,230	157,596,175	155,759,569
Plus: effect of diluted shares	3,873,501	9,138,903	4,417,436	10,182,705
Adjusted weighted average common shares outstanding	161,986,725	165,474,133	162,013,611	165,942,274

Diluted net income per common share	$0.47	$0.31	$0.97	$0.48
Potentially dilutive securities that were not included in the diluted net income per common share calculation because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock units	6,490	338,090	3,884	163,067
Shares subject to Employee Stock Purchase Plan (ESPP)	1,496	—	729	—
NOTE 17.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 was based on the vesting of awards granted to date. Stock-based compensation expense also consists of expense recognized from the ESPP program.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of June 30, 2026, the total number of shares available for issuance under the 2024 Plan was 5,501,714.
2024 Employee Stock Purchase Plan (2024 ESPP)
The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of June 30, 2026 the total number of shares available for issuance under the 2024 ESPP was 4,619,446.
Restricted Stock Unit Awards
Pursuant to the 2024 Plan, the Company granted RSU awards of 171,616 shares during the three months ended June 30, 2026 and no shares during the three months ended June 30, 2025, and 3,449,186 and 1,962,425 shares during the six months ended June 30, 2026 and 2025, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the six months ended June 30, 2026 ranged from $34.13 to $41.30, and was $13.72 during the six months ended June 30, 2025.
A summary of the status of the Company’s non-vested RSU awards as of June 30, 2026 and changes during the six months ended June 30, 2026 is presented below:

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	10,256,295	$21.40
Granted	3,449,186	34.62
Vested	(2,860,205)	20.84
Forfeited	(126,434)	22.85
Non-vested at June 30, 2026	10,718,842	$25.79
During the six months ended June 30, 2026, the Company granted 22,137 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The weighted average fair value per share of these awards were $34.65 based on the market price on the grant date.
During the six months ended June 30, 2026, the aggregate fair value of RSU awards that vested was $103,605. The number of RSU awards vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company’s equity incentive plans for the three and six months ended June 30, 2026 and 2025 were as follows:

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense related to RSU awards	$25,022	$13,604	$45,370	$25,806
Stock-based compensation expense related to ESPP	810	—	810	—
Total stock-based compensation expense	$25,832	$13,604	$46,180	$25,806
In future periods, the Company expects to recognize $247,886 and $736 in stock-based compensation expense for unvested RSU awards and ESPP commitments, respectively, that were outstanding as of June 30, 2026. Future stock-based compensation expense will be recognized over 2.6 weighted average years for unvested RSU awards.

NOTE 18.COMMON STOCK REPURCHASE PROGRAM
On May 7, 2026, the Board of Directors approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $250,000 of its common stock under the program. The repurchase program does not have a fixed expiration date. During the three months ended June 30, 2026, the Company did not repurchase any shares pursuant to this repurchase program. As of June 30, 2026, the full $250,000 authorized for repurchase remained available under the repurchase program.
Under the repurchase program, repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The amount and timing of repurchases, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities, contractual restrictions, and general market conditions. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors.

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

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of June 30, 2026, our portfolio consisted of 324 post-acute care, assisted living, and independent living facilities across 17 states serving 31,900 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our locally led, centrally supported operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming and moderately-performing custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities, which we define as facilities purchased greater than 36 months prior to the measurement date, as compared to the same metrics for our New facilities, which we define as facilities purchased less than 18 months prior to the measurement date. As of June 30, 2026, our average QM Star rating and occupancy rate for Mature facilities were 4.5 and 94%, respectively, compared to 4.0 and 79%, respectively for New facilities as of the same date.
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
Large, Fragmented Industry Comprised of Mostly Small and Independent Operators. According to the National Center for Health Statistics (NCHS) 2020 National Post-acute and Long-term Care Study, the SNF industry in the United States encompasses approximately 15,000 facilities and serves approximately 1.3 million patients annually. The industry is highly fragmented, with the top 10 operators, each having greater than approximately 100 facilities, representing approximately 12% of the total number of SNFs in the United States, according to CMS data as of September 2024, and approximately 5,000 smaller and independent operators of less than 100 facilities making up the remainder. According to such data, approximately 73% and 27% of SNFs are located in urban and rural areas, respectively. In addition, approximately 74%, 20%, and 6% of SNFs are operated as for-profit, non-profit, and by the government, respectively, according to such data. We believe this fragmented landscape creates opportunities for larger providers with greater scale to serve patients better and meet regulatory requirements nation-wide by effectively addressing staffing, quality standards, and billing processes. Moreover, many small and independent operators face pressure due to billing requirements, regulations, competition on quality of care and facilities, staffing shortages and competition, and the cessation of COVID-related provider relief funding, which has led them to pursue sales of their facilities or businesses. This provides additional opportunity for well-managed, high-quality operators to grow through acquisitions.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of June 30, 2026:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	3	226	4	328
Arizona	9	1,175	1	190	10	1,365
California	108	12,651	32	3,481	140	16,132
Colorado	18	2,152	1	242	19	2,394
Idaho	7	499	—	—	7	499
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	1	64	—	—	1	64
Nevada	6	572	6	540	12	1,112
Ohio	24	2,733	—	—	24	2,733
Oregon	21	1,588	—	—	21	1,588
Pennsylvania	4	597	4	602	8	1,199
South Carolina	21	2,352	6	663	27	3,015
Tennessee	12	1,284	—	—	12	1,284
Texas	3	300	2	282	5	582
Washington	20	1,528	—	—	20	1,528
	264	28,641	60	6,990	324	35,631
As reflected in the table above, our California operations represent our largest geographic concentration, comprising 140 facilities and 16,132 beds/units, or approximately 43% and 45%, respectively, of our total facilities and beds/units.
During the six months ended June 30, 2026, we expanded our operations with the addition of four assisted living and independent living facilities, three of which were acquired in conjunction with the real estate for the properties and one of which we acquired through a long-term lease. These new operations added a total of 316 assisted living beds to be operated by our affiliated operating subsidiaries. We also made four additional real estate purchases. Regarding these properties, the Company previously operated the facilities and has now acquired the real estate associated with the operations. Additionally, during the same period the Company divested of one facility including 110 skilled nursing beds.
Subsequent to June 30, 2026, we expanded our operations in one existing state through the addition of 20 skilled nursing facilities, which were acquired through long-term leases. The subsequent acquisition added a total of 2,312 skilled nursing beds. Additionally, during the same period we expanded our portfolio of owned properties by acquiring four properties for which we had previously operated the facilities.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. This figure excludes 34 and 29 assisted living and independent living facilities for the six months ended June 30, 2026 and 2025, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we operate.

The following tables present the above key skilled services metrics by category for the skilled nursing facilities in each of the three facility cohorts, and for all skilled nursing facilities, as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$911,967	$370,863	$93,417	$1,376,247
Skilled mix by revenue	54.0%	42.0%	44.3%	50.0%
Skilled mix by nursing patient days	31.9%	26.9%	27.2%	30.0%
Occupancy for skilled nursing services:
Available patient days	1,798,861	875,953	309,076	2,983,890
Actual patient days	1,686,576	767,951	243,111	2,697,638
Occupancy rate (operational beds)	93.8%	87.7%	78.7%	90.4%
Number of facilities at period end	184	100	6	290
Number of operational beds at period end	20,612	11,403	775	32,790

	Three Months Ended June 30, 2025
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$709,432	$278,503	$290,210	$1,278,145
Skilled mix by revenue	56.9%	41.3%	38.9%	49.4%
Skilled mix by nursing patient days	34.2%	22.5%	24.8%	29.0%
Occupancy for skilled nursing services:
Available patient days	1,393,773	709,601	827,554	2,930,928
Actual patient days	1,319,679	611,000	666,420	2,597,099
Occupancy rate (operational beds)	94.7%	86.1%	80.5%	88.6%
Number of facilities at period end	141	61	85	287
Number of operational beds at period end	15,363	7,751	9,094	32,208

	Six Months Ended June 30, 2026
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$1,747,021	$700,877	$306,791	$2,754,689
Skilled mix by revenue	54.7%	44.2%	40.4%	50.3%
Skilled mix by nursing patient days	32.4%	27.3%	26.7%	30.3%
Occupancy for skilled nursing services:
Available patient days	3,394,154	1,628,322	909,544	5,932,020
Actual patient days	3,198,905	1,436,550	739,607	5,375,062
Occupancy rate (operational beds)	94.2%	88.2%	81.3%	90.6%
Number of facilities at period end	184	100	6	290
Number of operational beds at period end	20,612	11,403	775	32,790

	Six Months Ended June 30, 2025
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$1,401,592	$525,273	$605,355	$2,532,220
Skilled mix by revenue	56.9%	42.6%	39.4%	49.7%
Skilled mix by nursing patient days	34.1%	23.3%	25.2%	29.3%
Occupancy for skilled nursing services:
Available patient days	2,756,999	1,321,926	1,750,484	5,829,409
Actual patient days	2,621,386	1,140,172	1,421,260	5,182,818
Occupancy rate (operational beds)	95.1%	86.3%	81.2%	88.9%
Number of facilities at period end	141	61	85	287
Number of operational beds at period end	15,363	7,751	9,094	32,208

The following tables present additional detail regarding our skilled mix, including our percentage of revenue and nursing patient days by payor source for the skilled nursing facilities in each of the three facility cohorts, and for all skilled nursing facilities, for the three and six months ended June 30, 2026 and 2025:
Skilled mix by revenue:

	Three Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	38.3%	25.9%	25.2%	33.9%
Managed care	15.7	16.1	19.1	16.1
Skilled mix	54.0	42.0	44.3	50.0
Medicaid	36.7	47.7	45.9	40.4
Private and other	9.3	10.3	9.8	9.6
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	41.9%	29.9%	22.2%	34.8%
Managed care	15.0	11.4	16.7	14.6
Skilled mix	56.9	41.3	38.9	49.4
Medicaid	34.5	48.8	51.4	41.5
Private and other	8.6	9.9	9.7	9.1
Total	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	39.0%	28.7%	21.7%	34.3%
Managed care	15.7	15.5	18.7	16.0
Skilled mix	54.7	44.2	40.4	50.3
Medicaid	36.3	45.8	49.0	40.2
Private and other	9.0	10.0	10.6	9.5
Total	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	41.6%	31.2%	21.6%	34.6%
Managed care	15.3	11.4	17.8	15.1
Skilled mix	56.9	42.6	39.4	49.7
Medicaid	34.7	48.1	51.1	41.4
Private and other	8.4	9.3	9.5	8.9
Total	100.0%	100.0%	100.0%	100.0%

Skilled mix by nursing patient days:

	Three Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	20.2%	14.5%	13.5%	18.0%
Managed care	11.7	12.4	13.7	12.0
Skilled mix	31.9	26.9	27.2	30.0
Medicaid	58.6	61.5	60.2	59.6
Private and other	9.5	11.6	12.6	10.4
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	22.6%	14.0%	12.1%	17.8%
Managed care	11.6	8.5	12.7	11.2
Skilled mix	34.2	22.5	24.8	29.0
Medicaid	56.6	66.8	63.9	60.9
Private and other	9.2	10.7	11.3	10.1
Total	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	20.7%	15.4%	12.5%	18.2%
Managed care	11.7	11.9	14.2	12.1
Skilled mix	32.4	27.3	26.7	30.3
Medicaid	58.2	61.4	60.5	59.4
Private and other	9.4	11.3	12.8	10.3
Total	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	22.3%	14.7%	11.9%	17.8%
Managed care	11.8	8.6	13.3	11.5
Skilled mix	34.1	23.3	25.2	29.3
Medicaid	56.9	66.7	64.0	61.0
Private and other	9.0	10.0	10.8	9.7
Total	100.0%	100.0%	100.0%	100.0%
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. Revenue associated with calculating average daily rates is based on contractually agreed-upon amounts or rates, and does not include the estimates of variable consideration under ASC 606.
The following tables present average daily rates by payor source, excluding services that are not covered by the daily rate, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	$1,003.96	$871.30	$756.00	$956.75
Managed care	715.80	632.59	559.03	675.37
Total for skilled patient payors (1)	898.45	761.48	656.36	843.78
Medicaid	331.65	377.78	307.13	342.98
Private and other	516.55	433.47	317.27	468.55
Total (2)	$529.93	$487.29	$403.51	$506.40

	Three Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	$981.81	$969.59	$799.25	$947.67
Managed care	682.49	601.06	579.79	637.91
Total for skilled patient payors (1)	880.26	829.59	687.39	828.71
Medicaid	322.77	329.54	352.91	332.64
Private and other	493.00	418.50	377.19	441.22
Total (2)	$529.15	$451.46	$438.74	$487.68

	Six Months Ended June 30, 2026
	Mature	Ramping	New	Total
Medicare	$1,000.91	$909.69	$740.67	$955.55
Managed care	714.64	631.14	566.06	668.67
Total for skilled patient payors (1)	897.63	787.94	648.03	840.85
Medicaid	331.00	362.98	346.57	342.02
Private and other	510.97	433.63	354.61	461.95
Total (2)	$531.47	$486.94	$428.13	$505.35

	Six Months Ended June 30, 2025
	Mature	Ramping	New	Total
Medicare	$981.78	$976.44	$785.03	$944.79
Managed care	680.80	610.56	574.01	635.38
Total for skilled patient payors (1)	877.68	841.47	673.42	823.18
Medicaid	321.04	331.90	343.57	330.14
Private and other	490.94	429.79	378.46	442.76
Total (2)	$526.36	$460.42	$430.47	$485.56
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities in operation on January 1, 2025, excluding divestitures since that time, as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	% Change

Total Same-Store Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,347,423	$1,273,392	$74,031	5.8%
Skilled mix by revenue	49.7%	49.5%	20 bps	0.4%
Skilled mix by nursing patient days	29.7%	29.2%	50 bps	1.7%
Occupancy for skilled nursing services:
Actual patient days	2,640,144	2,582,690	57,454	2.2%
Occupancy rate (operational beds)	90.6%	89.1%	150 bps	1.7%
Number of facilities at period end	284	284	—	—%

	Six Months Ended June 30,
	2026	2025	Change	% Change

Total Same-Store Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$2,694,908	$2,521,441	$173,467	6.9%
Skilled mix by revenue	50.0%	49.9%	10 bps	0.2%
Skilled mix by nursing patient days	29.9%	29.4%	50 bps	1.7%
Occupancy for skilled nursing services:
Actual patient days	5,257,655	5,150,460	107,195	2.1%
Occupancy rate (operational beds)	90.8%	89.3%	150 bps	1.7%
Number of facilities at period end	284	284	—	—%

Non-GAAP Financial Measures
In addition to our results provided throughout that are determined in accordance with GAAP, we also present the following non-GAAP financial measures: Adjusted Net Income, Adjusted Earnings Per Share, EBITDA, Adjusted EBITDA, and Adjusted EBITDAR (collectively, Non-GAAP Financial Measures). Adjusted Net Income, Adjusted Earnings Per Share, EBITDA, and Adjusted EBITDA are performance measures. Adjusted EBITDAR is a valuation measure. These Non-GAAP Financial Measures have no standardized meaning defined by GAAP, and therefore have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. You should review the reconciliation of net income to the Non-GAAP Financial Measures in the table below, together with our condensed consolidated financial statements and the related notes in their entirety, and should not rely on any single financial measure. Additionally, other companies may define these or similar Non-GAAP Financial Measures with the same or similar names differently, and because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures to those of other companies.
Performance Measures
We use Adjusted Net Income, Adjusted Earnings Per Share, EBITDA, and Adjusted EBITDA to facilitate internal comparisons of our historical operating performance on a more consistent basis, as well as for business planning and forecasting purposes. In addition, we believe presentation of these measures is useful to investors, analysts and other interested parties in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance.
Adjusted Net Income – We calculate Adjusted Net Income as net income, adjusted for net (loss) income attributable to noncontrolling interest, further adjusted for non-core business items as listed in Adjusted EBITDA, as well as the related income tax effects of these adjustments.
Adjusted Earnings Per Share – We calculate Adjusted Earnings Per Share by dividing Adjusted Net Income by the weighted‑average diluted shares outstanding for the applicable period.
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
Valuation Measure
We use Adjusted EBITDAR as a measure to determine the value of prospective acquisitions and to assess the enterprise value of our business without regard to differences in capital structures and leasing arrangements. In addition, we believe that Adjusted EBITDAR is also a commonly used measure by investors, analysts and other interested parties to compare the enterprise value of different companies in the healthcare industry without regard to differences in capital structures and leasing arrangements, particularly for companies with operating and finance leases. For example, finance lease expenditures are recorded in depreciation and interest and are therefore removed from Adjusted EBITDA, whereas operating lease expenditures are recorded in rent expense and are therefore retained in Adjusted EBITDA. Adjusted EBITDAR is a financial valuation measure that is not specified in GAAP, and is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring cash operating expense, and is therefore presented only for the current period. While we believe that Adjusted EBITDAR provides useful insight regarding our underlying operations, excluding the impact of our operating leases, we must still incur cash operating expenses related to our operating leases and rent and such expenses are necessary to operate our leased operations. As a result, Adjusted EBITDAR may understate the extent of our cash operating expenses for the respective period relative to our cash needs to operate our leased operations and business.
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA plus rent-cost of services.

The table below presents a reconciliation of Adjusted Net Income to net income and Adjusted Earnings Per Share to diluted earnings per share, the most directly comparable financial measures calculated in accordance with GAAP, on a condensed consolidated basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands except share and per share data)
Net income	$76,349	$50,966	$157,017	$79,346
Less: Net (loss) income attributable to noncontrolling interest	(21)	3	(48)	(89)
Net income attributable to PACS Group, Inc.	$76,370	$50,963	$157,065	$79,435
Adjustments:
Acquisition related costs	734	72	734	209
Stock-based compensation expense	25,832	13,604	46,180	25,806
Legal and other costs	8,167	24,060	19,944	46,864
Provision for income taxes on non-GAAP adjustments (1)	(9,378)	(10,189)	(18,052)	(19,677)
Adjusted Net Income	$101,725	$78,510	$205,871	$132,637
Weighted-average diluted common shares outstanding	161,986,725	165,474,133	162,013,611	165,942,274

Diluted earnings per share	$0.47	$0.31	$0.97	$0.48
Adjusted Earnings Per Share	$0.63	$0.47	$1.27	$0.80
__________________
(1)Represents     the Company’s combined federal and state statutory tax rate of approximately 27% for the three and six months ended June 30, 2026 and 2025.
The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a condensed consolidated basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$76,349	$50,966	$157,017	$79,346
Less: Net (loss) income attributable to noncontrolling interest	(21)	3	(48)	(89)
Net income attributable to PACS Group, Inc.	$76,370	$50,963	$157,065	$79,435
Add: Interest expense	6,042	4,354	12,466	11,258
Provision for income taxes	29,488	27,646	62,556	41,996
Depreciation and amortization	20,121	13,178	38,198	25,883
EBITDA	$132,021	$96,141	$270,285	$158,572
Adjustments to EBITDA:
Acquisition related costs	734	72	734	209
Stock-based compensation expense	25,832	13,604	46,180	25,806
Legal and other costs	8,167	24,060	19,944	46,864
Adjusted EBITDA	$166,754	$133,877	$337,143	$231,451
Rent - cost of services	94,700	94,348	190,231	188,143
Adjusted EBITDAR	$261,454		$527,374

Additional information
Non-cash rent expense (1)	$10,212	$12,437	$21,212	$25,140
__________________
(1)Non-cash rent expense reflects the extent to which our GAAP rent expense recognized exceeded (or was less than) our cash rent payments.

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
Other Revenue
Other revenue primarily consists of revenue associated with arrangements in which we are a lessor of certain facilities or office space. Other revenue typically represents an immaterial portion of our total revenue.
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
Rent - Cost of Services
Rent - cost of services consists of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 264 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,		Change
	2026	2025	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$1,427,497	$1,308,881	$118,616	9.1%
Other revenues	501	355	146	41.1%
Total Revenue	$1,427,998	$1,309,236	$118,762	9.1%
Operating Expenses
Cost of services	1,089,538	1,020,879	68,659	6.7%
Rent - cost of services	94,700	94,348	352	0.4%
General and administrative expense	114,308	100,332	13,976	13.9%
Depreciation and amortization	20,121	13,178	6,943	52.7%
Total Operating Expenses	$1,318,667	$1,228,737	$89,930	7.3%
Operating income	109,331	80,499	28,832	35.8%
Other (Expense) Income
Interest expense	(6,042)	(4,354)	(1,688)	38.8%
Other income, net	2,548	2,467	81	3.3%
Total Other Expense, Net	$(3,494)	$(1,887)	$(1,607)	85.2%
Income before provision for income taxes	105,837	78,612	27,225	34.6%
Provision for income taxes	29,488	27,646	1,842	6.7%
Net Income	$76,349	$50,966	$25,383	49.8%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $118.6 million to $1.4 billion for the three months ended June 30, 2026, a 9.1% increase compared to the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, skilled nursing services revenue represented more than 96% of patient and resident service revenue.
Skilled nursing services revenue increased by 7.7%, or $98.1 million, to $1.4 billion for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The change to skilled nursing services revenue was driven by an increase in patient days of 100,539, or 3.9%, related to an increase in operational bed count and an increase in overall occupancy. Same-store skilled nursing services revenue grew by $74.0 million, or 5.8%, while same-store occupancy grew from 89.1% during the three months ended June 30, 2025 to 90.6% during the three months ended June 30, 2026. Additionally, on a same-store basis, skilled mix by patient days grew 50 bps to 29.7%.
Our skilled nursing services revenue is impacted by fluctuations in our payor source mix. Additionally, our average Medicare daily rates increased by 1.0% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Our average Medicaid rates increased 3.1% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
The remaining increase in patient and resident service revenue of $20.5 million was attributable to supplemental revenue and revenue from our assisted living and independent living operations, which growth also included the addition of five assisted living and independent living facilities since June 30, 2025, including one facility added during the three months ended June 30, 2026.
Other revenue - Other revenue increased by $0.1 million for the three months ended June 30, 2026 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $68.7 million to $1.1 billion, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The 6.7% increase was primarily driven by an increase of $25.5 million, or 4.0%, in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased 2.5% from 316 as of June 30, 2025, to 324 as of June 30, 2026. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2025 accounted for $13.1 million, or 51.4% of the increase in salaries and wages. Headcount and operational changes attributable to other New, Ramping, and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was also due to increases of $31.6 million in administrative expenses for facilities, primarily consisting of an increase in liability insurance of $26.2 million; $6.0 million in nursing and dietary expenses; and $3.5 million in contracted services. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased slightly to $94.7 million for the three months ended June 30, 2026, compared to $94.3 million for the three months ended June 30, 2025. The increase was primarily attributable to the addition of new facilities with operating leases since June 30, 2025, as well as to annual escalators on existing facilities' rent. This increase was offset by a reduction in rent due to the acquisition of the real estate for facilities which we previously operated, over that same time.
General and administrative expense
General and administrative expense increased by $14.0 million, to $114.3 million for the three months ended June 30, 2026, compared to $100.3 million for the three months ended June 30, 2025. This increase was primarily due to an increase in salaries and wages of $8.7 million due to growth in operations, and to an increase in stock-based compensation expense recognized during the quarter which accounted for an additional $12.2 million increase. These increases within general and administrative expense were partially offset by a decrease in professional fees, including a decrease of $15.9 million in legal expenses associated with the Audit Committee’s independent investigation during the year ended December 31, 2025, and with ongoing government investigations. The remaining change in general and administrative expense was spread out over various expense types.
Depreciation and amortization
Depreciation and amortization increased by $6.9 million to $20.1 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase is directly attributable to our acquisitions since June 30, 2025, particularly to new real estate obtained through acquisitions.
Total other expense, net
Total other expense, net was $3.5 million for the three months ended June 30, 2026, an increase of $1.6 million compared to $1.9 million for the three months ended June 30, 2025. Total other expense, net consists of interest expense, which increased by $1.7 million, to $6.0 million for the three months ended June 30, 2026 including increased interest expense on finance leases. Additionally, other income, net remained consistent at $2.5 million for both the three months ended June 30, 2025 and 2026.

Provision for income taxes
Provision for income taxes totaled $29.5 million for the three months ended June 30, 2026, representing an effective tax rate of 27.3%, compared to a provision for income taxes of $27.6 million and an effective tax rate of 35.2% for the three months ended June 30, 2025. The change in effective tax rate in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Change
	2026	2025	$	%

	( in thousands)
Revenue
Patient and resident service revenue	$2,847,456	$2,585,866	$261,590	10.1%
Other revenues	1,036	520	516	99.2%
Total Revenue	$2,848,492	$2,586,386	$262,106	10.1%
Operating Expenses
Cost of services	2,164,074	2,044,670	119,404	5.8%
Rent - cost of services	190,231	188,143	2,088	1.1%
General and administrative expense	226,623	199,051	27,572	13.9%
Depreciation and amortization	38,198	25,883	12,315	47.6%
Total Operating Expenses	$2,619,126	$2,457,747	$161,379	6.6%
Operating income	229,366	128,639	100,727	78.3%
Other (Expense) Income
Interest expense	(12,466)	(11,258)	(1,208)	10.7%
Other income, net	2,673	3,961	(1,288)	(32.5)%
Total Other Expense, Net	$(9,793)	$(7,297)	$(2,496)	34.2%
Income before provision for income taxes	219,573	121,342	98,231	81.0%
Provision for income taxes	62,556	41,996	20,560	49.0%
Net Income	$157,017	$79,346	$77,671	97.9%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $261.6 million to $2.8 billion for the six months ended June 30, 2026, a 10.1% increase compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, skilled nursing services revenue represented more than 96% of patient and resident service revenue.
Skilled nursing services revenue increased by 8.8%, or $222.5 million, to $2.8 billion for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase is inclusive of revenue of $23.3 million from payments received under California’s Workforce & Quality Incentive Program (resulting in a net impact to Adjusted EBITDA of $16.3 million), recognized during the six months ended June 30, 2026. The change to skilled nursing services revenue was driven by an increase in patient days of 192,244, or 3.7%, related to an increase in operational bed count and an increase in overall occupancy. Same-store skilled nursing services revenue grew by $173.5 million, or 6.9%, while same-store occupancy grew from 89.3% during the six months ended June 30, 2025 to 90.8% during the six months ended June 30, 2026. Additionally, on a same-store basis, skilled mix by patient days grew 50 bps to 29.9%.
Our skilled nursing services revenue is impacted by fluctuations in our payor source mix. Additionally, our average Medicare daily rates increased by 1.1% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Our average Medicaid rates increased 3.6% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.
The remaining increase in patient and resident service revenue of $39.2 million was attributable to supplemental revenue and revenue from our assisted living and independent living operations, which growth also included the addition of five assisted living and independent living facilities since June 30, 2025, including four facilities added during the six months ended June 30, 2026.
Other revenue - Other revenue increased by $0.5 million for the six months ended June 30, 2026 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $119.4 million to $2.2 billion, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The 5.8% increase was primarily driven by an increase of $65.0 million, or 5.1%, in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased 2.5% from 316 as of June 30, 2025, to 324 as of June 30, 2026. Of the salaries and wages increase, those attributable to New facilities purchased after June 30, 2025 accounted for $26.0 million, or 40.0% of the increase in salaries and wages. Headcount and operational changes attributable to other New, Ramping, and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $33.6 million in administrative expenses for facilities, primarily consisting of an increase in liability insurance of $28.8 million; $9.3 million in nursing and dietary expenses; and $7.4 million in contracted services. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $190.2 million for the six months ended June 30, 2026, compared to $188.1 million for the six months ended June 30, 2025. The increase was primarily attributable to the addition of new facilities with operating leases since June 30, 2025, as well as to annual escalators on existing facilities' rent. This increase was offset by a reduction in rent due to the acquisition of the real estate for facilities which we previously operated, over that same time.
General and administrative expense
General and administrative expense increased by $27.6 million, to $226.6 million for the six months ended June 30, 2026, compared to $199.1 million for the six months ended June 30, 2025. This increase was primarily due to an increase in salaries and wages of $20.1 million due to growth in operations and to an increase in stock-based compensation expense recognized during the period which accounted for an additional $20.4 million increase. These increases within general and administrative expense were partially offset by a decrease in professional fees, including a decrease of $26.9 million in legal expenses associated with the Audit Committee’s independent investigation during the year ended December 31, 2025 and with ongoing government investigations. The remaining change in general and administrative expense was spread out over various expense types.
Depreciation and amortization
Depreciation and amortization increased by $12.3 million to $38.2 million, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase is directly attributable to our acquisitions since June 30, 2025, particularly to new real estate obtained through acquisitions.
Total other expense, net
Total other expense, net was $9.8 million for the six months ended June 30, 2026, an increase of $2.5 million compared to $7.3 million for the six months ended June 30, 2025. Total other expense, net consists of interest expense, which increased by $1.2 million, to $12.5 million for the six months ended June 30, 2026 including increased interest expense on finance leases. Additionally, other income, net decreased $1.3 million from $4.0 million for the six months ended June 30, 2025 to $2.7 million for the six months ended June 30, 2026, driven primarily by a decrease from unrealized income to an unrealized loss in equity securities, offset by an increase in unrealized income on our investments in partnerships.

Provision for income taxes
Provision for income taxes totaled $62.6 million for the six months ended June 30, 2026, representing an effective tax rate of 28.2%, compared to a provision for income taxes of $42.0 million and an effective tax rate of 34.6% for the six months ended June 30, 2025. The change in effective tax rate in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
Holding Company Status
We are a holding company with no significant direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, through a separate wholly-owned subsidiary, we provide centralized accounting, payroll, human resources, information technology, legal, risk management and other consulting and centralized services to the other operating subsidiaries through contractual relationships with those subsidiaries. We also have two wholly-owned captive insurance subsidiaries that provide some claims-made coverage to our operating subsidiaries for professional liability and general liability insurance. All expenses associated with our holding company are included in the condensed consolidated financial statements and results of operations.
Liquidity & Capital Resources
Our liquidity has generally been derived from our cash flows from operations, credit facilities maintained with commercial banks, equity offerings, and mortgage loans (including both Housing and Urban Development (HUD)-insured and non-HUD mortgage loans).
As of June 30, 2026, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $164.5 million. Following net payments on the line of credit of $45.0 million during the quarter ended June 30, 2026, we had no debt outstanding under our Amended and Restated Credit Facility as of June 30, 2026. In addition, we had outstanding letters of credit of $7.9 million as of June 30, 2026.
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility as our single line of credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate acquisitions was $190.8 million for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025. Total cash paid for capital expenditures for property and equipment were $48.4 million and $36.3 million for the six months ended June 30, 2026 and 2025, respectively.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by/(used in):
Operating activities	$371,842	$202,818
Investing activities	(282,699)	(48,821)
Financing activities	(144,281)	(17,197)
Net change in cash	$(55,138)	$136,800
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$176,913	$297,642

Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the six months ended June 30, 2026 of $371.8 million increased by $169.0 million as compared with the same period in 2025. The increase was driven by an increase in operational performance across our existing portfolio of facilities as well as the incremental operational performance across our net eight facilities acquired since June 30, 2025. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $80.6 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact to collections is driven by growth in operating facilities period-over-period, supported by a decrease in days sales outstanding of 5.0, from 51.9 as of June 30, 2025, to 46.9 as of June 30, 2026. This change in days sales outstanding is due to operational efficiencies as facilities continue to mature following facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, and cash used for acquisitions.
Net cash used in investing activities for the six months ended June 30, 2026 of $282.7 million increased by $233.9 million as compared with the same period in 2025. The increase in cash used was attributable to an increase of $190.6 million in the acquisition of facilities, an increase of $48.3 million in purchases of equity securities held by our consolidated captive insurance entities, and an increase of $12.1 million in cash used to purchase property and equipment, in excess of cash used for these purposes in the six months ended June 30, 2025. This increase to cash used for investing activities was offset by $17.1 million in sales of equity securities.
Financing activities
Financing cash flows consist primarily of payments and draws on the line of credit, distributions and repayment of short-term and long-term debt, and distributions and contributions from noncontrolling interest.
Net cash used in financing activities for the six months ended June 30, 2026 was $144.3 million, an increase of $127.1 million as compared with the same period in 2025. During the six months ended June 30, 2026 we had increased financing activity consisting primarily of net payments on long-term debt and our line of credit of $4.0 million and $100.0 million, respectively, and taxes paid related to net share settlement of equity awards of $39.6 million. In contrast, during the six months ended June 30, 2025, we had net payments on our long-term debt of $9.0 million, no activity on the line of credit, and taxes paid related to net share settlement of equity awards of $8.0 million.
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
Share repurchase authorization
Our Board of Directors approved a $250.0 million share repurchase authorization, effective May 7, 2026. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The amount and timing of repurchases, if any, will depend on several factors, including our stock price performance, ongoing capital allocation priorities, contractual restrictions, and general market conditions. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not have a fixed expiration date, does not obligate us to acquire any particular amount of common stock, and may be modified, suspended, or terminated at any time at the discretion of our Board of Directors. As of June 30, 2026, the full $250.0 million authorized for repurchase remained available under the repurchase plan.
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

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2026, we had $7.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements, included in this report in Part I, Item 1, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of June 30, 2026, we had no variable rate debt. When a balance is maintained, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of June 30, 2026 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of June 30, 2026, we had outstanding indebtedness under mortgage loans insured with HUD of $246.8 million, which were at fixed interest rates.
The above only incorporates those exposures that exist as of June 30, 2026 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, due to the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, in connection with the preparation of our combined/consolidated financial statements for the year ended December 31, 2024, together with facts learned during the course of the Audit Committee’s independent investigation during that period, our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The material weaknesses identified by management were:
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
•We have strengthened our Board of Directors with the addition of a new director with extensive experience in the healthcare industry, particularly clinical and regulatory experience, and formed the Quality Committee of the Board of Directors.
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
The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively for a sufficient period of time. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, could be adversely affected.

Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims, and governmental inspections, audits, and investigations that arise in the ordinary course of our business including the investigations described below.
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
On February 26, 2025, we received a subpoena from the DOJ per the HIPAA relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States. The subpoena includes requests for information relating to PACS’s 1135 COVID Waiver practices, billing of Medicare Part B for respiratory and sensory integration therapy services, change of insurance enrollment, cost waivers for co-pays, deductibles, and co-insurance, and claim reimbursement from Medicare for bad debt. We are cooperating with the investigation, which is ongoing.
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

Litigation
The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by our independent operating subsidiaries. We and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, we, our independent operating subsidiaries, and others in the industry are subject to claims and lawsuits in connection with COVID-19 and a facility’s preparation for and/or response to COVID-19.
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
In addition to the litigation described above, we are also subject to the following litigation:
Litigation -- Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against us, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brings claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleges we and our leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Pursuant to the parties’ stipulation and as ordered by the court on May 29, 2025, Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint on February 17, 2026, which Plaintiffs opposed on April 20, 2026, which is fully briefed as of June 4, 2026.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) On May 18, 2026, Jason Murray, our Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000,000 shares of the Company’s common stock until May 15, 2027.
Other than as set forth above, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Amended and Restated Non-Employee Director Compensation Program					*
10.2	Form of Restricted Stock Unit Agreement (Non-Employee Director Awards) under PACS Group, Inc. 2024 Incentive Award Plan					*
10.3	Offer Letter Agreement with PACS Group, Inc. and Carey Hendrickson, effective April 27, 2026	10-Q	001-42011	10.1	5/11/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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

PACS GROUP, INC.

Date: August 4, 2026	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial Officer)