Form 10-Q
period 2026-09-30
PACS Group, Inc.
filed 2026-11-03
CIK 2001184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒
As of October 30, 2026, there were 158,723,533 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I
Item 1. Financial Statements

PACS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share and per share values)
	(unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$115,281	$197,016
Accounts receivable, net	660,256	628,128
Other receivables	89,847	73,965
Prepaid expenses and other current assets	81,356	170,630
Total Current Assets	946,740	1,069,739
Property and equipment, net	1,451,640	1,201,096
Operating lease right-of-use assets	2,969,730	2,968,176
Insurance subsidiary deposits and investments	164,703	87,192
Escrow funds	25,468	18,404
Goodwill and other indefinite-lived assets	151,115	68,061
Other assets	208,787	171,366
Total Assets	$5,918,183	$5,584,034

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$177,273	$192,232
Accrued payroll and benefits	252,885	187,516
Current operating lease liabilities	174,884	153,066
Current maturities of long-term debt	7,984	4,463
Current portion of accrued self-insurance liabilities	160,724	128,994
Refund liability	181,129	181,129
Other accrued expenses	227,423	154,030
Total Current Liabilities	1,182,302	1,001,430
Long-term operating lease liabilities	2,933,068	2,939,854
Line of credit	—	100,000
Long-term debt, less current maturities, net of deferred financing fees	264,350	244,803
Accrued self-insurance liabilities, less current portion	243,582	192,561
Other liabilities	76,169	152,937
Total Liabilities	$4,699,471	$4,631,585
Commitments and contingencies (Note 15)
Equity:
PACS Group, Inc. stockholders’ equity:
Common stock: $0.001 par value; 1,250,000,000 shares authorized; 158,723,071 shares issued and outstanding as of September 30, 2026, and 156,615,144 shares issued and outstanding as of December 31, 2025	159	157
Additional paid-in capital	686,635	637,035
Retained earnings	527,462	309,579
Total PACS Group, Inc. stockholders' equity	1,214,256	946,771
Noncontrolling interest in subsidiary	4,456	5,678
Total Equity	$1,218,712	$952,449
Total Liabilities and Equity	$5,918,183	$5,584,034

See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share and per share values)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Patient and resident service revenue	$1,498,137	$1,344,302	$4,345,593	$3,930,168
Other revenues	441	265	1,477	785
Total Revenue	$1,498,578	$1,344,567	$4,347,070	$3,930,953
Operating Expenses
Cost of services	1,142,144	1,046,262	3,306,218	3,090,932
Rent - cost of services	98,223	95,107	288,454	283,250
General and administrative expense	138,409	102,528	365,032	301,579
Depreciation and amortization	20,081	14,401	58,279	40,284
Total Operating Expenses	$1,398,857	$1,258,298	$4,017,983	$3,716,045
Operating income	99,721	86,269	329,087	214,908
Other (Expense) Income
Interest expense	(5,099)	(8,529)	(17,565)	(19,787)
Other (expense) income, net	(3,308)	(1,444)	(635)	2,517
Total Other Expense, Net	$(8,407)	$(9,973)	$(18,200)	$(17,270)
Income before provision for income taxes	91,314	76,296	310,887	197,638
Provision for income taxes	30,502	23,966	93,058	65,962
Net Income	$60,812	$52,330	$217,829	$131,676
Less:
Net loss attributable to noncontrolling interest	(6)	(76)	(54)	(165)
Net Income Attributable To PACS Group, Inc.	$60,818	$52,406	$217,883	$131,841
Net Income Per Share Attributable To PACS Group, Inc.
Basic	$0.38	$0.33	$1.38	$0.84
Diluted	$0.37	$0.32	$1.34	$0.80
Weighted-Average Common Shares Outstanding
Basic	158,370,645	156,575,127	157,857,169	156,034,409
Diluted	163,914,936	164,709,367	162,837,785	165,492,441
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except for share and per share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2026	156,615,144	$157	$637,035	$309,579	$5,678	$952,449
Stock-based compensation	—	—	20,348	—	—	20,348
Issuance of common stock to employees and directors resulting from the vesting of equity awards	820,364	1	(1)	—	—	—
Tax withholdings related to net share settlement of equity awards	(270,479)	(1)	(10,662)	—	—	(10,663)
Noncontrolling interest distribution	—	—	—	—	(208)	(208)
Purchase of equity in noncontrolling interest	—	—	18	—	(422)	(404)
Net loss attributable to noncontrolling interest	—	—	—	—	(27)	(27)
Net income attributable to PACS Group, Inc.	—	—	—	80,695	—	80,695
Balance March 31, 2026	157,165,029	$157	$646,738	$390,274	$5,021	$1,042,190
Stock-based compensation	—	—	25,832	—	—	25,832
Issuance of common stock to employees and directors resulting from the vesting of equity awards	2,039,841	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	(869,258)	(1)	(28,970)	—	—	(28,971)
Net loss attributable to noncontrolling interest	—	—	—	—	(21)	(21)
Net income attributable to PACS Group, Inc.	—	—	—	76,370	—	76,370
Balance June 30, 2026	158,335,612	$158	$643,598	$466,644	$5,000	$1,115,400
Stock-based compensation	—	—	45,320	—	—	45,320
Issuance of common stock to employees and directors resulting from the vesting of equity awards	383,938	1	(1)	—	—	—
Issuance of common stock to employees under employee stock purchase plan	157,883	—	4,251	—	—	4,251
Tax withholdings related to net share settlement of equity awards	(154,362)	—	(6,533)	—	—	(6,533)
Noncontrolling interest distribution	—	—	—	—	(538)	(538)
Net loss attributable to noncontrolling interest	—	—	—	—	(6)	(6)
Net income attributable to PACS Group, Inc.	—	—	—	60,818	—	60,818
Balance September 30, 2026	158,723,071	$159	$686,635	$527,462	$4,456	$1,218,712

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(dollars in thousands, except for share values)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance January 1, 2025	155,177,511	$155	591,363	$118,036	$6,137	$715,691
Stock-based compensation	—	—	12,202	—	—	12,202
Net loss attributable to noncontrolling interest	—	—	—	—	(92)	(92)
Net income attributable to PACS Group, Inc.	—	—	—	28,472	—	28,472
Balance March 31, 2025	155,177,511	$155	$603,565	$146,508	$6,045	$756,273
Stock-based compensation	—	—	13,604	—	—	13,604
Issuance of common stock to employees and directors resulting from the vesting of equity awards	2,243,010	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	(850,828)	—	(7,955)	—	—	(7,955)
Noncontrolling interest distribution	—	—	—	—	(220)	(220)
Net income attributable to noncontrolling interest	—	—	—	—	3	3
Net income attributable to PACS Group, Inc.	—	—	—	50,963	—	50,963
Balance June 30, 2025	156,569,693	$157	$609,212	$197,471	$5,828	$812,668
Stock-based compensation	—	—	12,516	—	—	12,516
Issuance of common stock to employees and directors resulting from the vesting of equity awards	82,116	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(36,665)	—	(440)	—	—	(440)
Noncontrolling interest distribution	—	—	—	—	(158)	(158)
Net loss attributable to noncontrolling interest	—	—	—	—	(76)	(76)
Net income attributable to PACS Group, Inc.	—	—	—	52,406	—	52,406
Balance September 30, 2025	156,615,144	$157	$621,288	$249,877	$5,594	$876,916
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$217,829	$131,676
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,279	40,284
Amortization of deferred financing fees	2,362	2,361
Stock-based compensation	91,500	38,322
(Gain) loss on investment in partnership	(1,517)	800
Loss (gain) on insurance subsidiary deposits and investments	2,489	(4,004)
Deferred taxes	(53,766)	(31,537)
Noncash operating lease expense	31,330	37,071
Other noncash operating activities, net	351	110
Change in operating assets and liabilities
Accounts receivable, net	(32,128)	13,495
Other receivables	(10,501)	8,318
Prepaid expenses and other current assets	71,629	(6,963)
Other assets	(3,621)	(7,684)
Escrow funds	(7,064)	704
Operating lease liabilities	(4,182)	(1,333)
Accounts payable	(16,897)	27,067
Accrued payroll and benefits	65,369	106,361
Accrued self-insurance liabilities	82,751	57,449
Refund liability	—	35,338
Other accrued expenses	74,566	37,300
Other liabilities	14,300	(77,521)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$583,079	$407,614

Cash flows from investing activities
Non-operating distributions from investment in partnership	$3,660	$4,176
Purchase of equity securities	(99,686)	(15,162)
Sale of equity securities	20,349	—
Acquisition of facilities	(376,322)	(80,594)
Purchase of property and equipment	(80,854)	(54,299)
Issuance of transition working capital loan	(25,000)	—
Collections from transition working capital loan	19,619	—
NET CASH USED IN INVESTING ACTIVITIES	$(538,234)	$(145,879)

Cash flows from financing activities
Borrowing on line of credit	$299,000	$—
Payments on line of credit	(399,000)	(42,000)
Payments on long-term debt	(5,637)	(12,748)
Noncontrolling interest distribution	(746)	(378)
Purchase of equity in noncontrolling interest	(404)	—
Proceeds from issuance of common stock under employee stock purchase plan	4,251	—
Taxes paid related to net share settlement of stock-based compensation awards	(46,167)	(8,395)
NET CASH USED IN FINANCING ACTIVITIES	$(148,703)	$(63,521)

Net change in cash	(103,858)	198,214
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$128,193	$359,056

Cash and cash equivalents	$115,281	$355,672
Restricted cash (included in prepaid expenses and other current assets)	12,912	3,384
Cash, cash equivalents, and restricted cash	$128,193	$359,056

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,071	$28,598
Income taxes	$41,206	$81,044

Non-cash financing and investing activity
Accrued capital expenditures	$7,968	$7,067
Assets acquired in operation expansions in exchange for notes payable	$27,460	$—
Assets acquired through consolidation of previously held equity method investment	$15,558	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 1.ORGANIZATION AND NATURE OF BUSINESS
PACS Group, Inc. (PACS Group or the Company) is a holding company which consolidates various operating and other subsidiaries. PACS Group’s applicable operating subsidiaries operate various skilled nursing facilities (SNF) and assisted living facilities (ALF). PACS Group also owns other subsidiaries that are engaged in the acquisition, ownership, and leasing of health care-related properties. As of September 30, 2026, PACS Group subsidiaries operated 355 health care facilities in the states of Alaska, Arizona, California, Colorado, Idaho, Kansas, Kentucky, Missouri, Montana, Nevada, New Mexico, North Dakota, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, and Washington. PACS Group subsidiaries operated 35,933 skilled nursing beds and 2,841 assisted living beds as of that date. As of September 30, 2026, PACS Group subsidiaries operated 289 facilities under long-term lease arrangements and had options to purchase 36 of those facilities.
PACS Group owns subsidiaries that own real estate and related improvements that are leased to applicable affiliated SNF operating entities. PACS Group’s real estate portfolio includes 66 properties which are operated and managed by applicable PACS Group subsidiaries. PACS Group subsidiaries also have equity method investments in partnerships that own the underlying real estate and related improvements of 49 post-acute care facilities that are operated by other PACS Group subsidiaries.
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
The accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The December 31, 2025 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under U.S. GAAP and should be read in conjunction with the audited combined/consolidated financial statements included in the Company’s Annual Report on Form 10-K, File No. 001-42011 (Annual Report) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC). Management believes that the condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the condensed consolidated financial statements are not necessarily representative of operations for the entire year.
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
The following table sets forth financial information for the segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$1,498,578	$1,344,567	$4,347,070	$3,930,953
Less:
Labor expense(1)	764,760	702,418	2,213,240	2,065,874
Depreciation and amortization	20,081	14,401	58,279	40,284
Interest expense	5,099	8,529	17,565	19,787
Equity in the net (income) loss of investees accounted for under the equity method	(332)	488	(1,517)	800
Provision for income taxes	30,502	23,966	93,058	65,962
Other segment items(2)	617,656	542,435	1,748,616	1,606,570
Segment net income	$60,812	$52,330	$217,829	$131,676
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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The composition of patient and resident service revenue by primary payors for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue
Medicare	$503,095	33.6%	$440,026	32.7%
Medicaid	595,675	39.8%	552,280	41.1%
Managed care	298,410	19.9%	250,424	18.6%
Private and other	100,957	6.7%	101,572	7.6%
Total patient and resident service revenue	$1,498,137	100.0%	$1,344,302	100.0%

	Nine Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue
Medicare	$1,480,124	34.1%	$1,335,343	34.0%
Medicaid	1,725,015	39.7%	1,593,181	40.5%
Managed care	852,495	19.6%	722,182	18.4%
Private and other	287,959	6.6%	279,462	7.1%
Total patient and resident service revenue	$4,345,593	100.0%	$3,930,168	100.0%
Refund Liability
The balance of the refund liability was $181,129 as of both September 30, 2026 and December 31, 2025, and is presented within current liabilities on the Company’s condensed consolidated balance sheets.
NOTE 5.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2026	December 31, 2025
Buildings and improvements	$1,095,069	$823,490
Leasehold improvements	167,759	125,832
Furniture, fixtures, and other	155,766	131,812
Construction in process	45,027	24,565
Land	119,912	94,024
Finance lease right-of-use assets	69,668	155,539
	1,653,201	1,355,262
Less: accumulated depreciation and amortization	201,561	154,166
Property and equipment, net	$1,451,640	$1,201,096
The Company evaluated its long-lived assets and did not record any impairment charges for the nine months ended September 30, 2026, and 2025.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
See Note 13, “Operation Expansions”, for information on expansions and disposals during the nine months ended September 30, 2026.
NOTE 6.GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The Company assesses goodwill for impairment at least annually during the fourth quarter of each year. The Company will perform an impairment assessment at other times if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill, is less than its carrying value. There were no indicators of goodwill impairment noted during the nine months ended September 30, 2026. The Company anticipates that 100% of goodwill recognized will be fully deductible for tax purposes as of September 30, 2026.
Goodwill consisted of the following:

Goodwill
Balance as of December 31, 2025	$61,791
Acquisitions	83,054
Balance as of September 30, 2026	$144,845
The Company reviews other indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. There were no indicators of impairment related to the Company’s other indefinite-lived intangible assets during the nine months ended September 30, 2026.
Other indefinite-lived intangible assets had a value of $6,270 as of both September 30, 2026 and December 31, 2025, respectively.
NOTE 7.FAIR VALUE MEASUREMENT
The Company's financial assets include insurance subsidiary deposits and highly liquid investments which are held by Welsch and are designated to support long-term insurance subsidiary liabilities and are recorded at fair value of $164,703 and $87,192 as of September 30, 2026 and December 31, 2025, respectively. The insurance subsidiary deposits and investments include net unrealized gains of $1,104 and $5,280 as of September 30, 2026 and December 31, 2025, respectively. Gains and losses on investments are recorded within other (expense) income, net. Insurance subsidiary deposits and investments consist of holdings in investment grade bond mutual funds and are derived using Level 2 inputs. These assets are recorded in insurance subsidiary deposits and investments on the condensed consolidated balance sheets and are classified as equity securities. These mutual funds are primarily valued utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.
NOTE 8.INVESTMENT IN PARTNERSHIPS
As of September 30, 2026 and December 31, 2025, the Company held $13,100 and $30,801, respectively, in multiple equity method investments, referred to as partnerships, included in other assets on the Company’s condensed consolidated balance sheets. These operations were formed to develop, own, and lease health care facilities. Some of the partnerships hold options to purchase the related real estate property holdings. Each of the entities is governed by a managing member who makes the significant decisions that impact the economic performance of the entity. The Company is not the managing member of any of the entities in which it is invested.
On July 31, 2026, the Company purchased the remaining 50.0% ownership interest in the entity BRFS SNF Ventures V, LLC (BRFS). This investment held the underlying real estate for three post-acute care facilities which it leased to the Company. BRFS is a variable interest entity (VIE), however prior to the purchase of the remaining 50.0% ownership interest, the Company did not consolidate the entity as it did not have the power to direct the activities that most significantly impact its economic performance. Therefore, at that time the Company only accounted for its specific interest in the investment. The investment was $0 on the Company’s condensed consolidated balance sheets as of September 30,

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
2026, as the Company began fully consolidating the entity following the purchase, and was $14,948 as of December 31, 2025.
The Company holds a 25.8% ownership interest in the entity Next Saddle Investors, LLC (Saddle). This investment holds the underlying real estate for 37 post-acute care facilities which it leases to the Company. The Company determined the Saddle manager held a de facto agency relationship with the Company under FASB ASC Topic 810, Consolidation (ASC 810). Saddle is a VIE; however, because the Company is not the primary beneficiary, it does not consolidate the entity and only accounts for its specific interest in the investment. The investment was $2,426 and $4,986 on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
All of the Company’s other equity investments are individually immaterial with the largest investment of $7,776 in an entity representing an ownership of 49.0%. (Gain) loss from the investment in partnerships was $(332) and $488 for the three months ended September 30, 2026 and 2025, respectively and was $(1,517), and $800 for the nine months ended September 30, 2026 and 2025, respectively.
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
The credit agreement contains certain financial and non-financial covenants and restrictions. Default by the applicable credit party on any covenant or restriction could affect the lender’s commitment to lend, and, if not waived or corrected, could make the outstanding balances due on demand. Under the Amended and Restated Credit Facility, the Company must maintain a debt-to-income ratio of not greater than 3.00:1.00. The Amended and Restated Credit Facility also requires that the Company maintain a minimum interest/rent coverage ratio of not less than 1.10:1.00. Additionally, the Amended and Restated Credit Facility, as amended by the Sixth Amendment and Waiver, contained a Liquidity Requirement, as described in further detail below, which applied until the Liquidity Requirement Termination Date.
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
On November 26, 2025, the Company entered into another amendment to and waiver (“Sixth Amendment and Waiver”) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until the Company delivered to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”). On April 13, 2026, the Company entered into another amendment to the Amended and Restated Credit Facility (the “Seventh Amendment”), which, among other things, made certain technical modifications to a representation and warranty regarding health care permits and to the permitted investments covenant relating to joint ventures. On August 5, 2026, the Liquidity Requirement was lifted.
The Company was in compliance with all such covenants and restrictions as of September 30, 2026.
The Company maintains the Amended and Restated Credit Facility as its single line of credit. As of September 30, 2026, the total commitment limit continued to be $600,000 and was secured by Company assets. The agreement matures on December 7, 2028. The balance outstanding on the credit facility was $0 and $100,000 as of September 30, 2026 and December 31, 2025, respectively. The Company had $7,850 in letters of credit outstanding as of September 30, 2026 and December 31, 2025.
Net deferred financing fees on the line of credit were $6,602 and $8,867 as of September 30, 2026 and December 31, 2025, respectively, and are recorded in other assets on the Company’s condensed consolidated balance sheets. Expense recognized relating to deferred financing fees on the line of credit was $755 for both the three months ended September 30, 2026 and 2025, respectively, and $2,265 for both the nine months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of income.
NOTE 10.LONG-TERM DEBT
During the nine months ended September 30, 2026 the Company and its subsidiaries did not enter into any Department of Housing and Urban Development (HUD)-insured mortgage loans. During the same period, the Company assumed two HUD-insured loans in the aggregate amount of $27,460 as part of acquisitions. As of September 30, 2026, 15 of the Company's subsidiaries had mortgage loans insured by HUD in the aggregate amount of $273,148, of which $4,950 was classified as current and the remaining $268,198 was classified as non-current. As of December 31, 2025, the Company’s subsidiaries had HUD-insured mortgage loans in the aggregate amount of $248,906 of which $4,169 was classified as current and the remaining $244,737 was classified as non-current. These subsidiaries are subject to HUD-mortgage oversight and periodic inspections. As of September 30, 2026, the Company’s HUD-insured mortgage loans bear fixed

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
interest rates ranging from 2.1% to 6.3% per annum and have various maturity dates through October 1, 2061. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. The original terms for all the HUD-insured mortgage loans are 24 to 37 years.
In addition to the HUD-insured mortgage loans above, the Company’s subsidiaries had four other mortgage loans or promissory notes. The non-HUD insured mortgage loans and notes bear interest rates that range from 2.0% to 7.5% per annum with various maturity dates through June 1, 2027. As of September 30, 2026, the Company had $3,034 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $3,034 was classified as current and none was classified as non-current. As of December 31, 2025, the Company had $4,305 of debt principal outstanding under the non-HUD mortgage loans and promissory notes, of which $294 was classified as current and the remaining $4,011 was classified as non-current.
The Company was in compliance with all applicable loan covenants with respect to the foregoing as of September 30, 2026 and December 31, 2025. The notes and loans above are secured through guarantees by the Company and certain stockholders. Additionally, various loans are secured by facility assets and real property with a carrying value amounting to $294,689 and $254,540 at September 30, 2026 and December 31, 2025, respectively.
Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
HUD-insured mortgage loans	$273,148	$248,906
Other non-HUD mortgage loans and promissory notes	3,034	4,305
Less: current maturities	(7,984)	(4,463)
Less: deferred financing fees, net	(3,848)	(3,945)
Total	$264,350	$244,803
Deferred financing fees on long-term debt are being amortized over the life of the respective loans. Expense recognized related to deferred financing fees on long-term debt is included in interest expense and amounted to $32 for both the three months ended September 30, 2026 and 2025, respectively, and $97 for both the nine months ended September 30, 2026 and 2025, respectively.
NOTE 11.INCOME TAXES
The Company recorded income tax expense of $93,058 and $65,962 during the nine months ended September 30, 2026, and 2025, respectively, or 29.9% of earnings before income taxes for the nine months ended September 30, 2026, compared to 33.4% for the nine months ended September 30, 2025. The change in effective tax rate in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation.
The Company is not, to its knowledge, under examination by any federal or state income tax authority. The Company’s federal returns for tax years 2022 and forward are subject to examination, and state returns for tax years 2021 and forward are subject to examination. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the condensed consolidated financial statements for the nine months ended September 30, 2026, and 2025, respectively.
The Company’s balance of net deferred tax assets or net deferred tax liabilities is included within other assets or other liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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
For 34 of the facility operating leases, the Company holds an option to purchase the real estate which can be exercised at varying times until March 31, 2038. At lease inception it was determined that the exercise of each of the purchase options was not reasonably certain.
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
Finance lease right-of-use assets are included in property and equipment and have a balance of $66,655 and $150,595 as of September 30, 2026 and December 31, 2025, respectively. The current portion of finance lease liabilities is included in other accrued expenses and has a balance of $27,090 and $28,935 as of September 30, 2026 and December 31, 2025, respectively. The non-current portion of finance lease liabilities is included in other liabilities and has a balance of $34,148 and $126,960 as of September 30, 2026 and December 31, 2025, respectively.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense
Rent - cost of services (1)	$98,223	$95,107	$288,454	$283,250
General and administrative expense	664	663	1,991	1,935
Other variable lease costs (2)	11,727	9,913	32,288	28,824
Total operating lease expense	$110,614	$105,683	$322,733	$314,009
Finance lease expense
Amortization of right-of-use assets	$714	$1,648	$3,399	$3,830
Interest on lease liabilities	1,400	3,542	6,907	8,339
Total finance lease expense	$2,114	$5,190	$10,306	$12,169
Total Lease Expense	$112,728	$110,873	$333,039	$326,178
__________________
(1)Rent - cost of services includes variable lease costs such as Consumer Price Index (CPI) increases and other rent adjustments of $530 and $542 for the three months ended September 30, 2026 and 2025, respectively, and $1,600 and $1,397 for the nine months ended September 30, 2026 and 2025, respectively.
(2)Other variable lease costs of facilities, including property taxes and insurance, are classified in cost of services in the Company’s unaudited condensed consolidated statements of income.
The following table summarizes supplemental cash flow information related to leases:

	Nine Months Ended September 30,
	2026	2025
Operating cash paid for amounts included in the measurement of operating lease liabilities	$259,020	$248,115
Operating cash paid for amounts included in the measurement of finance lease liabilities	6,907	8,339
Financing cash paid for amounts included in the measurement of finance lease liabilities	1,173	217
Operating lease right-of-use assets obtained in exchange for lease liabilities	182,291	151,008
Decrease in operating lease right-of-use assets and liabilities due to lease termination/modification	(36,364)	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	18,373	118,947
Decrease in finance lease right-of-use assets due to lease termination/modification	(98,914)	(72,503)
Information relating to the lease term and discount rate is as follows:

As of September 30, 2026
Weighted-average remaining lease term (years)
Operating leases	12
Finance leases	13
Weighted-average discount rate
Operating leases	6.5%
Finance leases	5.5%

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Maturities of lease liabilities as of September 30, 2026 were as follows:

	Finance Leases	Operating Leases	Total
2026 (remainder)	$27,079	$91,170	$118,249
2027	2,989	365,886	368,875
2028	3,045	371,808	374,853
2029	2,712	376,548	379,260
2030	15,626	379,848	395,474
2031	1,255	380,128	381,383
Thereafter	52,252	2,689,000	2,741,252
Total lease payments	$104,958	$4,654,388	$4,759,346
Less: present value discount	(43,720)	(1,546,436)	(1,590,156)
Present value of lease liabilities	$61,238	$3,107,952	$3,169,190
In addition to its lessee activity, the Company generates an immaterial amount of revenue from arrangements where it is a lessor of certain facilities. Revenue from those arrangements is included in other revenue on the condensed consolidated statements of income.
NOTE 13.OPERATION EXPANSIONS
2026 Expansions
On August 1, 2026 and September 1, 2026, the Company finalized the acquisition of operations for 20 and 11 skilled nursing facilities, respectively, from the former operator Eduro Healthcare, LLC (Eduro acquisition). The Eduro acquisition, which includes the addition of 3,115 skilled nursing beds, expanded the Company’s operations in five states, three of which were new operating states. Of the 31 operations, the Company assumed 21 leases from the prior operator and entered into nine newly negotiated leases. The Company has recorded the associated right-of-use assets and right-of-use liabilities for all 30 leases. The Company purchased the underlying real estate for one facility. This transaction was classified as a business combination in accordance with ASC 805.
The table below represents the purchase price allocation to total identifiable assets acquired and net liabilities assumed using the acquisition method, based on their respective fair values as of the acquisition finalization on August 1, 2026 and September 1, 2026.

Amount
Prepaid expenses and other current assets	310
Property and equipment	5,630
Operating lease right-of-use assets	109,896
Goodwill	83,054
Current operating lease liabilities	(10,143)
Long-term operating lease liabilities	(86,083)
Total purchase price	$102,664
Prepaid expenses and other current assets acquired consist of on-hand supplies at the facilities. Right-of-use assets specified in the table above are related specifically to the 21 leases assumed as part of the transaction excluding the new lease agreements for nine newly negotiated leases. The value of the right-of-use assets was determined under a market approach. The market approach utilized assumptions based on estimated market rent assessments for the acquired lease contracts.
The goodwill recognized in the acquisition represents the excess of the purchase price over the fair value of net identifiable assets acquired and is attributable to the workforce acquired as well as expected synergies and opportunities to

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
expand the Company’s presence in new markets. The Company expects 100% of the goodwill to be deductible for income tax purposes.
The Company did not assume any liabilities other than those associated with the post-assumption obligations under the assumed leases.
On August 1, 2026 and September 1, 2026, the Company issued a transition working capital loan to the former operator in two tranches of $17,000 and $8,000, respectively, bearing interest of 4.0% per annum. The loan is collateralized by accounts receivable held by the former operator and is expected to be paid back within 12 months. The net balance of the loan is recorded in other receivables.
In addition to the Eduro acquisition, during the nine months ended September 30, 2026, the Company’s operations grew through the addition of four stand-alone facilities, three of which were acquired in conjunction with the real estate for the properties and one of which the Company acquired through a long-term lease. The new facilities added 316 assisted living beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these facilities was $92,766.
Additionally, during the same period the Company expanded its portfolio of owned properties by acquiring nine properties, that it had previously operated, for an aggregate purchase price of $223,910.
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
Expansions After Period End
Subsequent to September 30, 2026, the Company’s operations expanded in one new state and one existing state through the addition of 43 stand-alone facilities which the Company acquired via long-term leases. These new facilities added 5,334 skilled nursing beds and 49 assisted living beds operated by the Company’s affiliated operating subsidiaries.
NOTE 14.SELF-INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location, and on an aggregate basis for the Company. The combined self-insured retention is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $9,500 for the Company’s independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $10,200. For a subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021 across California and Nevada, the combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $6,000. For all independent subsidiaries, except those located in Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 aggregate limit in California and for the subset of the Company’s independent subsidiaries acquired as part of the Plum acquisition in 2021, a $12,000 aggregate limit in all other states, and an additional state-specific aggregate where required by state law. In Colorado, Kansas, and Pennsylvania, the third-party coverage above these limits is $1,000

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
per claim and $3,000 per operation, which is independent of the aforementioned aggregate limits that apply outside of these states.
The majority of the self-insured retention and deductible limits for professional and general liabilities are self-insured through Welsch, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. Welsch is subject to certain statutory requirements as an insurance provider.
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
The following table represents the Company’s self-insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
PLGL self-insurance liabilities	$371,021	$296,280
Employment practice liabilities	33,285	25,275
Total self-insurance liabilities	$404,306	$321,555
Less: current self-insurance liabilities	160,724	128,994
Long-term self-insurance liabilities	$243,582	$192,561
PLGL self-insurance liabilities as of September 30, 2026 and December 31, 2025 include $111,816 and $102,882, respectively, that were related to unasserted claims. The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $18,863 and $28,295 as of September 30, 2026 and $17,453 and $26,179 as of December 31, 2025, included in other receivables and other assets, respectively, on the condensed consolidated balance sheets.
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
In addition to the litigations described above, the Company is also subject to the following litigation:
Litigation – Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against the Company, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brought claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleged the Company and its leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint, and on September 4, 2026, the Court granted in part and denied in part Defendants’ motion to dismiss. On October 9, 2026, Defendants answered the remaining allegations in the consolidated complaint.
On February 14, 2025, a derivative action originally filed by plaintiff Theresa Howard-Hines (“Howard-Hines Action”) captioned IN RE PACS GROUP, INC. DERIVATIVE LITIGATION Lead Case No. 1:25-cv-01343-LJL (S.D.N.Y.) was filed against defendants Jason Murray, Derick Apt, Mark Hancock, Michelle Lewis, Jacqueline Millard, Taylor Leavitt, and Evelyn Dilsaver, with the Company named as nominal defendant. The complaint brings claims of breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution, based on substantially similar allegations as in the Manchin Action. On April 8, 2025, the court consolidated the Howard-Hines action with a similar derivative action filed by plaintiff Adam Beckman, under the name In re PACS Group, Inc. Derivative Litigation (“SDNY Derivative Action”). On June 9, 2025, the parties filed a joint stipulation staying the SDNY Derivative Action until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay. Following the dismissal in part of the Manchin Action, the parties stipulated to further stays of the SDNY Derivative Action. The Court has stayed the SDNY Derivative Action until November 11, 2026, and ordered the parties to file a further status report by that date.
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION (“Boers Action”). The plaintiff in the Boers Action voluntarily dismissed this case on December 8, 2025, without prejudice to her ability to refile, and refiled on April 17, 2026, against the same defendants making the same basic claims. On August 18, 2026, the parties in the Boers Action stipulated to stay the case until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay. Following the dismissal in part of the Manchin Action, the parties stipulated to further stays of the

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Boers Action. The Court stayed the Boers Action until November 18, 2026, and ordered the parties to file a further status report by that date.
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
Concentration of Credit Risks
The Company’s credit risks primarily relate to cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash is primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. The collectability of accounts receivable balances is dependent on the availability of funds from certain programs that rely on governmental funding, primarily Medicare and Medicaid. The Company’s receivables from Medicare and Medicaid programs accounted for 23% and 28% of total accounts receivable, respectively, at September 30, 2026 and 23% and 30% of total accounts receivable, respectively, at December 31, 2025. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company performs continual credit evaluations of the Company’s clients and maintains appropriate allowances for credit losses on any accounts receivable proving uncollectible, and continually monitors and adjusts these allowances as necessary.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
The Company’s operating subsidiaries, excluding the subsidiaries that exclusively operate assisted living and independent living facilities, have all of their skilled nursing beds designated for care of patients under federal Medicare and/or state Medicaid programs. Approximately 44% of the Company’s skilled nursing beds are located in California.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$60,812	$52,330	$217,829	$131,676
Less: net loss attributable to noncontrolling interest	(6)	(76)	(54)	(165)
Net income attributable to PACS Group, Inc.	$60,818	$52,406	$217,883	$131,841
Denominator:
Weighted average common shares outstanding	158,370,645	156,575,127	157,857,169	156,034,409

Basic net income per common share	$0.38	$0.33	$1.38	$0.84
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$60,812	$52,330	$217,829	$131,676
Less: net loss attributable to noncontrolling interest	(6)	(76)	(54)	(165)
Net income attributable to PACS Group, Inc.	$60,818	$52,406	$217,883	$131,841
Denominator:
Weighted average common shares outstanding	158,370,645	156,575,127	157,857,169	156,034,409
Plus: effect of diluted shares(1)	5,544,291	8,134,240	4,980,616	9,458,032
Adjusted weighted average common shares outstanding	163,914,936	164,709,367	162,837,785	165,492,441

Diluted net income per common share	$0.37	$0.32	$1.34	$0.80
__________________
(1) The diluted per share amounts do not reflect 2,973 and 2,360 common share equivalents from unvested equity awards for the three and nine months ended September 30, 2026, respectively, and 3,639 and 81,617 common share equivalents from unvested equity awards for the three and nine months ended September 30, 2025, respectively, due to their anti-dilutive effect.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
NOTE 17.STOCK AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, comprised of restricted stock units, based on their estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 was based on the vesting of awards granted to date. Stock-based compensation expense also consists of expense recognized from the employee stock purchase plan.
2024 Incentive Award Plan (2024 Plan)
The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares available for issuance under the 2024 Plan increases annually on the first day of the year by an amount equal to up to 2% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2026, the total number of shares available for issuance under the 2024 Plan was 5,596,528.
Pursuant to the 2024 Plan, the Company granted restricted stock unit (RSU) awards of 125,790 shares during the three months ended September 30, 2026 and no shares during the three months ended September 30, 2025, and 3,574,976 and 1,962,425 shares during the nine months ended September 30, 2026 and 2025, respectively. Awards granted to key executives at the time of the IPO vested 25% upon issuance with the remaining shares scheduled to vest in equal increments on an annual basis over the next five years. All other awards generally vest in equal increments on an annual basis over three years as the grantees meet the requisite service condition. These awards granted used the market price on the date of the respective grant to determine the award fair value. The fair value per share of RSU awards granted during the nine months ended September 30, 2026 ranged from $34.13 to $46.67, and was $13.72 during the nine months ended September 30, 2025.
A summary of the status of the Company’s non-vested RSU awards as of September 30, 2026 and changes during the nine months ended September 30, 2026 is presented below:

	Non-Vested Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	10,256,295	$21.40
Granted	3,574,976	35.03
Vested	(3,244,143)	21.46
Forfeited	(192,676)	24.44
Non-vested at September 30, 2026	10,394,452	$26.02
During the nine months ended September 30, 2026, the Company granted 43,572 RSU awards to non-employee directors for their service on the Company’s board of directors from the 2024 Plan. The weighted average fair value per share of these awards were $34.65 based on the market price on the grant date.
During the nine months ended September 30, 2026, the aggregate fair value of RSU awards that vested was $119,845. The number of RSU awards vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
2024 Employee Stock Purchase Plan (2024 ESPP)
Under the 2024 ESPP, eligible employees may purchase common stock of the Company in six-month intervals at 85% of the lower of the fair market value at the beginning or ending of the purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. The number of shares available for issuance under the 2024 ESPP increases annually on the first day of the year by an amount equal to up to 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year. As of September 30, 2026 the total number of shares available for issuance under the 2024 ESPP was 4,461,563.

PACS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for share and per share values)
Employees purchased the following shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares purchased	157,883	—	157,883	—
Average price per share	$26.92	$—	$26.92	$—
Stock-Based Compensation Expense
Stock-based compensation expense recognized for the Company’s equity incentive plans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense related to RSU awards	$44,627	$12,516	$89,998	$38,322
Stock-based compensation expense related to ESPP	693	—	1,502	—
Total stock-based compensation expense	$45,320	$12,516	$91,500	$38,322
On September 18, 2026, the Company recognized $19,973 in stock-based compensation expense related to the retirement of its Chief Legal Officer, due to an acceleration of vesting in line with the executive restricted stock unit agreement and a modification of equity awards due to his consultation agreement.
In future periods, the Company expects to recognize $213,384 in stock-based compensation expense for unvested RSU awards that were outstanding as of September 30, 2026. Future stock-based compensation expense will be recognized over 2.4 weighted average years for unvested RSU awards.

NOTE 18.COMMON STOCK REPURCHASE PROGRAM
On May 7, 2026, the Board of Directors approved a common stock repurchase program pursuant to which the Company is authorized to repurchase up to $250,000 of its common stock under the program. The repurchase program does not have a fixed expiration date. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares pursuant to this repurchase program. As of September 30, 2026, the full $250,000 authorized for repurchase remained available under the repurchase program.
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

Overview
We are a leading post-acute healthcare company primarily focused on delivering high-quality skilled nursing care through a portfolio of independently operated facilities. Founded in 2013, we are one of the largest skilled nursing providers in the United States based on number of facilities. We also provide senior care, assisted living, and independent living options in some of our communities. As of September 30, 2026, our portfolio consisted of 355 post-acute care, assisted living, and independent living facilities across 20 states serving 34,700 patients daily. We believe our significant historical growth has been primarily driven by our expertise in acquiring underperforming long-term custodial care skilled nursing facilities and transforming them into higher acuity, high value-add short-term transitional care skilled nursing facilities. We believe our success is driven in significant part by our locally led, centrally supported operating model, through which we empower local leaders at each facility to operate their facility autonomously and deliver excellence in clinical quality and a superior experience for our patients. We provide our independently operated facilities with a comprehensive suite of technology, support, and back-office services that allow local leadership teams to focus more of their time and effort on providing quality care to patients. We believe our operating model delivers value to all of our healthcare stakeholders, including patients and families, referring providers, payors, and administrators and clinicians.
We aim to create value by identifying and acquiring underperforming and moderately-performing custodial care facilities and converting them into higher-value short-term transitional care facilities by investing in clinical teams and processes and upgrading technology, equipment, training, staffing, aesthetics, and other aspects of the business. We believe the resources and guidance offered by PACS Services is key to rapid integration of new facilities and provides our local leadership teams with an effective technology infrastructure, support tools, and regional support teams that allow local leadership to focus on operational improvements. Our facilities generally undergo an up to three-year post-acquisition transition period. During this period, we seek to implement best practices designed to realize and sustain the facility’s full potential. These practices often result in significant improvements to clinical quality and other operational metrics, including skilled mix, occupancy rates and payor contracting. We believe the results of our acquisition strategy are demonstrated by our high average QM Star rating and occupancy rate for Mature facilities, which we define as facilities purchased greater than 36 months prior to the measurement date, as compared to the same metrics for our New facilities, which we define as facilities purchased or built less than 18 months prior to the measurement date. As of September 30, 2026, our average QM Star rating and occupancy rate for Mature facilities were 4.5 and 93%, respectively, compared to 3.0 and 76%, respectively for New facilities as of the same date.
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

Facility Information
The following table provides summary information regarding the location of our post-acute care facilities and operational beds by property type as of September 30, 2026:

	Leased		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Alaska	1	102	3	226	4	328
Arizona	9	1,175	1	190	10	1,365
California	108	12,651	32	3,481	140	16,132
Colorado	18	2,158	1	242	19	2,400
Idaho	7	499	—	—	7	499
Kansas	2	258	—	—	2	258
Kentucky	5	596	2	340	7	936
Missouri	2	190	3	424	5	614
Montana	6	558	1	60	7	618
Nevada	3	196	9	916	12	1,112
New Mexico	1	136	—	—	1	136
North Dakota	1	94	—	—	1	94
Ohio	24	2,728	—	—	24	2,728
Oregon	20	1,527	1	87	21	1,614
Pennsylvania	4	597	4	602	8	1,199
South Carolina	21	2,352	6	663	27	3,015
South Dakota	3	246	—	—	3	246
Tennessee	12	1,285	—	—	12	1,285
Texas	22	2,285	3	382	25	2,667
Washington	20	1,528	—	—	20	1,528
	289	31,161	66	7,613	355	38,774
As reflected in the table above, our California operations represent our largest geographic concentration, comprising 140 facilities and 16,132 beds/units, or approximately 39% and 42%, respectively, of our total facilities and beds/units.
During the nine months ended September 30, 2026, we expanded our operations with the addition of 31 skilled nursing facilities and four assisted living and independent living facilities, four of which were acquired in conjunction with the real estate for the properties and 31 of which we acquired through long-term leases. These new operations added a total of 3,115 skilled nursing beds and 316 assisted living beds to be operated by our affiliated operating subsidiaries. We also made nine additional real estate purchases. Regarding these properties, the Company previously operated the facilities and has now acquired the real estate associated with the operations. Additionally, during the same period the Company divested of one facility including 110 skilled nursing beds.
Subsequent to September 30, 2026, we expanded our operations in one new state and one existing state through the addition of 43 stand-alone facilities, which were acquired through long-term leases. The subsequent acquisitions added a total of 5,334 skilled nursing beds and 49 assisted living beds.
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
•Number of facilities — The total number of skilled nursing facilities that we operate. This figure excludes 34 and 30 assisted living and independent living facilities as of September 30, 2026 and 2025, respectively.
•Number of operational beds — The total number of operational beds associated with the skilled nursing facilities that we operate.

The following tables present the above key skilled services metrics by category for the skilled nursing facilities in each of the three facility cohorts, and for all skilled nursing facilities, as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$1,000,986	$384,892	$65,443	$1,451,321
Skilled mix by revenue	53.1%	39.8%	39.5%	48.9%
Skilled mix by nursing patient days	31.3%	25.7%	21.1%	29.1%
Occupancy for skilled nursing services:
Available patient days	2,018,762	943,742	214,837	3,177,341
Actual patient days	1,880,152	820,849	163,753	2,864,754
Occupancy rate (operational beds)	93.1%	87.0%	76.2%	90.2%
Number of facilities at period end	196	90	35	321
Number of operational beds at period end	22,402	9,880	3,651	35,933

	Three Months Ended September 30, 2025
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$746,242	$282,160	$282,531	$1,310,933
Skilled mix by revenue	55.4%	40.6%	35.6%	48.0%
Skilled mix by nursing patient days	33.0%	22.0%	23.6%	28.2%
Occupancy for skilled nursing services:
Available patient days	1,481,700	725,220	787,708	2,994,628
Actual patient days	1,404,408	624,612	635,013	2,664,033
Occupancy rate (operational beds)	94.8%	86.1%	80.6%	89.0%
Number of facilities at period end	149	62	79	290
Number of operational beds at period end	16,406	8,116	8,155	32,677

	Nine Months Ended September 30, 2026
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$2,748,007	$1,085,770	$372,233	$4,206,010
Skilled mix by revenue	54.1%	42.6%	40.3%	49.8%
Skilled mix by nursing patient days	32.0%	26.7%	25.7%	29.8%
Occupancy for skilled nursing services:
Available patient days	5,412,916	2,572,064	1,124,381	9,109,361
Actual patient days	5,079,057	2,257,399	903,360	8,239,816
Occupancy rate (operational beds)	93.8%	87.8%	80.3%	90.5%
Number of facilities at period end	196	90	35	321
Number of operational beds at period end	22,402	9,880	3,651	35,933

	Nine Months Ended September 30, 2025
	Mature	Ramping	New	Total

	(Dollars in thousands)
Skilled nursing services revenue	$2,147,833	$807,434	$887,886	$3,843,153
Skilled mix by revenue	56.4%	41.9%	38.2%	49.1%
Skilled mix by nursing patient days	33.7%	22.8%	24.7%	28.9%
Occupancy for skilled nursing services:
Available patient days	4,238,699	2,047,146	2,538,192	8,824,037
Actual patient days	4,025,794	1,764,784	2,056,273	7,846,851
Occupancy rate (operational beds)	95.0%	86.2%	81.0%	88.9%
Number of facilities at period end	149	62	79	290
Number of operational beds at period end	16,406	8,116	8,155	32,677

The following tables present additional detail regarding our skilled mix, including our percentage of revenue and nursing patient days by payor source for the skilled nursing facilities in each of the three facility cohorts, and for all skilled nursing facilities, for the three and nine months ended September 30, 2026 and 2025:
Skilled mix by revenue:

	Three Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	37.3%	23.7%	21.8%	32.9%
Managed care	15.8	16.1	17.7	16.0
Skilled mix	53.1	39.8	39.5	48.9
Medicaid	36.9	49.6	47.7	40.8
Private and other	10.0	10.6	12.8	10.3
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	39.6%	27.8%	18.9%	32.7%
Managed care	15.8	12.8	16.7	15.3
Skilled mix	55.4	40.6	35.6	48.0
Medicaid	35.7	49.9	53.7	42.6
Private and other	8.9	9.5	10.7	9.4
Total	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	38.4%	26.9%	21.7%	33.8%
Managed care	15.7	15.7	18.6	16.0
Skilled mix	54.1	42.6	40.3	49.8
Medicaid	36.5	47.1	48.8	40.4
Private and other	9.4	10.3	10.9	9.8
Total	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	41.0%	30.0%	20.8%	33.9%
Managed care	15.4	11.9	17.4	15.2
Skilled mix	56.4	41.9	38.2	49.1
Medicaid	35.0	48.7	51.9	41.9
Private and other	8.6	9.4	9.9	9.0
Total	100.0%	100.0%	100.0%	100.0%

Skilled mix by nursing patient days:

	Three Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	19.6%	13.6%	10.6%	17.4%
Managed care	11.7	12.1	10.5	11.7
Skilled mix	31.3	25.7	21.1	29.1
Medicaid	58.6	62.0	62.9	59.8
Private and other	10.1	12.3	16.0	11.1
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	21.0%	12.4%	11.1%	16.6%
Managed care	12.0	9.6	12.5	11.6
Skilled mix	33.0	22.0	23.6	28.2
Medicaid	57.7	67.8	64.2	61.6
Private and other	9.3	10.2	12.2	10.2
Total	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	20.3%	14.7%	12.2%	17.9%
Managed care	11.7	12.0	13.5	11.9
Skilled mix	32.0	26.7	25.7	29.8
Medicaid	58.3	61.6	61.0	59.5
Private and other	9.7	11.7	13.3	10.7
Total	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	21.8%	13.9%	11.6%	17.4%
Managed care	11.9	8.9	13.1	11.5
Skilled mix	33.7	22.8	24.7	28.9
Medicaid	57.1	67.1	64.0	61.2
Private and other	9.2	10.1	11.3	9.9
Total	100.0%	100.0%	100.0%	100.0%
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. Revenue associated with calculating average daily rates is based on contractually agreed-upon amounts or rates, and does not include the estimates of variable consideration under ASC 606.
The following tables present average daily rates by payor source, excluding services that are not covered by the daily rate, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	$990.62	$826.68	$761.64	$945.96
Managed care	704.32	627.71	623.52	677.41
Total for skilled patient payors (1)	883.93	732.60	692.74	837.66
Medicaid	327.89	378.66	280.32	340.12
Private and other	514.40	411.95	296.06	464.04
Total (2)	$520.70	$473.81	$369.75	$498.64

	Three Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	$988.41	$991.53	$746.97	$950.49
Managed care	686.21	595.45	586.21	642.83
Total for skilled patient payors (1)	878.36	819.35	661.91	824.34
Medicaid	324.26	326.92	366.42	335.43
Private and other	495.26	418.77	385.54	446.20
Total (2)	$523.14	$444.63	$438.53	$484.57

	Nine Months Ended September 30, 2026
	Mature	Ramping	New	Total
Medicare	$997.23	$881.85	$743.96	$952.31
Managed care	710.83	629.87	574.16	671.65
Total for skilled patient payors (1)	892.67	768.56	654.68	839.77
Medicaid	329.84	368.72	334.18	341.36
Private and other	512.31	425.35	341.84	462.71
Total (2)	$527.48	$482.17	$417.55	$503.02

	Nine Months Ended September 30, 2025
	Mature	Ramping	New	Total
Medicare	$984.00	$981.22	$773.80	$946.64
Managed care	682.71	604.84	577.61	637.92
Total for skilled patient payors (1)	877.92	833.92	670.02	823.56
Medicaid	322.18	330.12	350.65	331.95
Private and other	492.48	425.86	380.83	443.96
Total (2)	$525.23	$454.83	$432.96	$485.22
__________________
(1)Represents weighted average of revenue generated by Medicare and managed care payor sources.
(2)Represents weighted average.
The following tables present the above key skilled services metrics by category for all skilled nursing facilities in operation on January 1, 2025, excluding divestitures since that time, as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change	% Change

Total Same-Store Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$1,378,842	$1,295,757	$83,085	6.4%
Skilled mix by revenue	49.1%	48.1%	100 bps	2.1%
Skilled mix by nursing patient days	29.5%	28.3%	120 bps	4.2%
Occupancy for skilled nursing services:
Actual patient days	2,690,014	2,625,289	64,725	2.5%
Occupancy rate (operational beds)	91.3%	89.3%	200 bps	2.2%
Number of facilities at period end	284	284	—	—%

	Nine Months Ended September 30,
	2026	2025	Change	% Change

Total Same-Store Facility Results	(Dollars in thousands)
Skilled nursing services revenue	$4,073,750	$3,817,198	$256,552	6.7%
Skilled mix by revenue	49.7%	49.3%	40 bps	0.8%
Skilled mix by nursing patient days	29.8%	29.0%	80 bps	2.8%
Occupancy for skilled nursing services:
Actual patient days	7,947,669	7,775,749	171,920	2.2%
Occupancy rate (operational beds)	90.9%	89.3%	160 bps	1.8%
Number of facilities at period end	284	284	—	—%

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
Adjusted Net Income – We calculate Adjusted Net Income as net income, adjusted for net loss attributable to noncontrolling interest, further adjusted for non-core business items as listed in Adjusted EBITDA, as well as the related income tax effects of these adjustments.
Adjusted Earnings Per Share – We calculate Adjusted Earnings Per Share by dividing Adjusted Net Income by the weighted‑average diluted shares outstanding for the applicable period.
EBITDA – We calculate EBITDA as net income, adjusted for net loss attributable to noncontrolling interest, before: interest expense; provision for income taxes; and depreciation and amortization.
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
Adjusted EBITDAR – We calculate Adjusted EBITDAR as Adjusted EBITDA plus rent-cost of services.

The table below presents a reconciliation of Adjusted Net Income to net income and Adjusted Earnings Per Share to diluted earnings per share, the most directly comparable financial measures calculated in accordance with GAAP, on a condensed consolidated basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands except share and per share data)
Net income	$60,812	$52,330	$217,829	$131,676
Less: Net loss attributable to noncontrolling interest	(6)	(76)	(54)	(165)
Net income attributable to PACS Group, Inc.	$60,818	$52,406	$217,883	$131,841
Adjustments:
Acquisition related costs	4,350	101	5,084	310
Stock-based compensation expense	45,320	12,516	91,500	38,322
Legal and other costs	9,496	19,596	29,440	66,460
Provision for income taxes on non-GAAP adjustments (1)	(15,975)	(8,697)	(34,026)	(28,375)
Adjusted Net Income	$104,009	$75,922	$309,881	$208,558
Weighted-average diluted common shares outstanding	163,914,936	164,709,367	162,837,785	165,492,441

Diluted earnings per share	$0.37	$0.32	$1.34	$0.80
Adjusted Earnings Per Share	$0.63	$0.46	$1.90	$1.26
__________________
(1)Represents     the Company’s combined federal and state statutory tax rate of approximately 27% for the three and nine months ended September 30, 2026 and 2025.
The table below presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to net income, the most directly comparable financial measure calculated in accordance with GAAP, on a condensed consolidated basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$60,812	$52,330	$217,829	$131,676
Less: Net loss attributable to noncontrolling interest	(6)	(76)	(54)	(165)
Net income attributable to PACS Group, Inc.	$60,818	$52,406	$217,883	$131,841
Add: Interest expense	5,099	8,529	17,565	19,787
Provision for income taxes	30,502	23,966	93,058	65,962
Depreciation and amortization	20,081	14,401	58,279	40,284
EBITDA	$116,500	$99,302	$386,785	$257,874
Adjustments to EBITDA:
Acquisition related costs	4,350	101	5,084	310
Stock-based compensation expense	45,320	12,516	91,500	38,322
Legal and other costs	9,496	19,596	29,440	66,460
Adjusted EBITDA	$175,666	$131,515	$512,809	$362,966
Rent - cost of services	98,223	95,107	288,454	283,250
Adjusted EBITDAR	$273,889		$801,263

Additional information
Non-cash rent expense (1)	$10,118	$11,931	$31,330	$37,071
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
Rent - Cost of Services
Rent - cost of services consists of base rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate, but do not own the underlying real estate of, 289 facilities and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business.
Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Patient and resident service revenue	$1,498,137	$1,344,302	$153,835	11.4%
Other revenues	441	265	176	66.4%
Total Revenue	$1,498,578	$1,344,567	$154,011	11.5%
Operating Expenses
Cost of services	1,142,144	1,046,262	95,882	9.2%
Rent - cost of services	98,223	95,107	3,116	3.3%
General and administrative expense	138,409	102,528	35,881	35.0%
Depreciation and amortization	20,081	14,401	5,680	39.4%
Total Operating Expenses	$1,398,857	$1,258,298	$140,559	11.2%
Operating income	99,721	86,269	13,452	15.6%
Other (Expense) Income
Interest expense	(5,099)	(8,529)	3,430	(40.2)%
Other (expense) income, net	(3,308)	(1,444)	(1,864)	129.1%
Total Other Expense, Net	$(8,407)	$(9,973)	$1,566	(15.7)%
Income before provision for income taxes	91,314	76,296	15,018	19.7%
Provision for income taxes	30,502	23,966	6,536	27.3%
Net Income	$60,812	$52,330	$8,482	16.2%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $153.8 million to $1.5 billion for the three months ended September 30, 2026, an 11.4% increase compared to the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, skilled nursing services revenue represented more than 96% of patient and resident service revenue.
Skilled nursing services revenue increased by 10.7%, or $140.4 million, to $1.5 billion for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase is inclusive of revenue of $6.3 million from payments received under California’s Workforce & Quality Incentive Program (resulting in a net impact to Adjusted EBITDA of $4.4 million and net income of $2.9 million), recognized during the three months ended September 30, 2026. The change to skilled nursing services revenue was driven by an increase in patient days of 200,721, or 7.5%, related to an increase in operational bed count and an increase in overall occupancy. Same-store skilled nursing services revenue grew by $83.1 million, or 6.4%, while same-store occupancy grew from 89.3% during the three months ended September 30, 2025 to 91.3% during the three months ended September 30, 2026. Additionally, on a same-store basis, skilled mix by patient days grew 120 bps to 29.5%.

Our skilled nursing services revenue is impacted by fluctuations in our payor source mix. Additionally, our average Medicare daily rates decreased by 0.5% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Our average Medicaid rates increased 1.4% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
The remaining increase in patient and resident service revenue of $13.4 million was attributable to supplemental revenue and revenue from our assisted living and independent living operations, which growth also included the addition of four assisted living and independent living facilities since September 30, 2025.
Other revenue - Other revenue increased by $0.2 million for the three months ended September 30, 2026 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $95.9 million to $1.1 billion, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The 9.2% increase was primarily driven by an increase of $54.6 million, or 8.4%, in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased 10.9% from 320 as of September 30, 2025, to 355 as of September 30, 2026. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2025 accounted for $26.1 million, or 47.8% of the increase in salaries and wages. Headcount and operational changes attributable to other New, Ramping, and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was also due to increases of $16.8 million in facility support service expenses, primarily consisting of an increase in liability insurance of $9.7 million; $11.3 million in ancillary expenses; and $7.4 million in nursing and dietary expenses. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $98.2 million for the three months ended September 30, 2026, compared to $95.1 million for the three months ended September 30, 2025. The increase was primarily attributable to the addition of new facilities with operating leases since September 30, 2025, as well as to annual escalators on existing facilities' rent. This increase was offset by a reduction in rent due to the acquisition of the real estate for facilities which we previously operated, over that same time.
General and administrative expense
General and administrative expense increased by $35.9 million, to $138.4 million for the three months ended September 30, 2026, compared to $102.5 million for the three months ended September 30, 2025. This increase was primarily due to an increase in salaries and wages of $7.7 million due to growth in operations, and to an increase in stock-based compensation expense of $32.8 million, of which $20.0 million related to the acceleration of vesting for equity awards held by an executive upon his retirement, with the remainder driven by increased equity awards granted to employees. These increases within general and administrative expense were partially offset by a decrease in professional fees, including a decrease of $11.9 million in legal expenses associated with the Audit Committee’s independent investigation during the year ended December 31, 2025, and with ongoing government investigations. The remaining change in general and administrative expense was spread out over various expense types.
Depreciation and amortization
Depreciation and amortization increased by $5.7 million to $20.1 million, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase is directly attributable to our real estate acquisitions since September 30, 2025.
Total other expense, net
Total other expense, net was $8.4 million for the three months ended September 30, 2026, a decrease of $1.6 million compared to $10.0 million for the three months ended September 30, 2025. Total other expense, net consists of interest expense, which decreased by $3.4 million, to $5.1 million for the three months ended September 30, 2026. This decrease is due to decreased interest expense on finance leases driven by the acquisition of real estate for facilities which we previously held finance leases for, over that same time. Interest expense on long-term debt has also decreased following the decrease of $76.9 million to long-term debt and our line of credit balances since December 31, 2025.
Additionally, other (expense) income, net increased by $1.9 million to $3.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 driven by an increased unrealized loss in equity securities and increased other miscellaneous expense activity, offset by an increase in unrealized income in our investments in partnerships.
Provision for income taxes
Provision for income taxes totaled $30.5 million for the three months ended September 30, 2026, representing an effective tax rate of 34.2%, compared to a provision for income taxes of $24.0 million and an effective tax rate of 31.4% for the three months ended September 30, 2025. The Company’s effective tax rate for the three months ended September 30, 2026 differs from the rate calculated from the consolidated statements of income of 33.4%, primarily due to income recognized during the three months ended September 30, 2026 in certain jurisdictions that was offset by prior year-to-date losses for which no tax benefit had previously been recognized due to valuation allowances. The change in effective tax rate in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the change in forecasted pre-tax book income and an increase in non-deductible expenses. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Patient and resident service revenue	$4,345,593	$3,930,168	$415,425	10.6%
Other revenues	1,477	785	692	88.2%
Total Revenue	$4,347,070	$3,930,953	$416,117	10.6%
Operating Expenses
Cost of services	3,306,218	3,090,932	215,286	7.0%
Rent - cost of services	288,454	283,250	5,204	1.8%
General and administrative expense	365,032	301,579	63,453	21.0%
Depreciation and amortization	58,279	40,284	17,995	44.7%
Total Operating Expenses	$4,017,983	$3,716,045	$301,938	8.1%
Operating income	329,087	214,908	114,179	53.1%
Other (Expense) Income
Interest expense	(17,565)	(19,787)	2,222	(11.2)%
Other (expense) income, net	(635)	2,517	(3,152)	(125.2)%
Total Other Expense, Net	$(18,200)	$(17,270)	$(930)	5.4%
Income before provision for income taxes	310,887	197,638	113,249	57.3%
Provision for income taxes	93,058	65,962	27,096	41.1%
Net Income	$217,829	$131,676	$86,153	65.4%
Revenue
Patient and resident service revenue - Patient and resident service revenue increased by $415.4 million to $4.3 billion for the nine months ended September 30, 2026, a 10.6% increase compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, skilled nursing services revenue represented more than 96% of patient and resident service revenue.

Skilled nursing services revenue increased by 9.4%, or $362.9 million, to $4.2 billion for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase is inclusive of revenue of $31.9 million from payments received under California’s Workforce & Quality Incentive Program (resulting in a net impact to Adjusted EBITDA of $22.4 million and net income of $15.7 million), recognized during the nine months ended September 30, 2026. The change to skilled nursing services revenue was driven by an increase in patient days of 392,965, or 5.0%, related to an increase in operational bed count and an increase in overall occupancy. Same-store skilled nursing services revenue grew by $256.6 million, or 6.7%, while same-store occupancy grew from 89.3% during the nine months ended September 30, 2025 to 90.9% during the nine months ended September 30, 2026. Additionally, on a same-store basis, skilled mix by patient days grew 80 bps to 29.8%.
Our skilled nursing services revenue is impacted by fluctuations in our payor source mix. Additionally, our average Medicare daily rates increased by 0.6% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Our average Medicaid rates increased 2.8% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.
The remaining increase in patient and resident service revenue of $52.5 million was attributable to supplemental revenue and revenue from our assisted living and independent living operations, which growth also included the addition of four assisted living and independent living facilities since September 30, 2025, all of which were added during the nine months ended September 30, 2026.
Other revenue - Other revenue increased by $0.7 million for the nine months ended September 30, 2026 compared to the same period in the prior year due to a change in lease income over these periods.
Cost of services
Cost of services increased by $215.3 million to $3.3 billion, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The 7.0% increase was primarily driven by an increase of $119.6 million, or 6.2%, in salaries and wages. Our total number of post-acute care facilities, inclusive of skilled nursing facilities and assisted living facilities, increased 10.9% from 320 as of September 30, 2025, to 355 as of September 30, 2026. Of the salaries and wages increase, those attributable to New facilities purchased after September 30, 2025 accounted for $37.3 million, or 31.2% of the increase in salaries and wages. Headcount and operational changes attributable to other New, Ramping, and Mature facilities accounted for the remaining change in salaries and wages. Aside from labor costs, the increase in cost of services was due to increases of $50.5 million in administrative expenses for facilities, primarily consisting of an increase in liability insurance of $38.5 million; $18.7 million in ancillary expenses; and $16.7 million in nursing and dietary expenses. The remaining change in cost of services was spread out across various expense types.
Rent - cost of services
Rent - cost of services increased to $288.5 million for the nine months ended September 30, 2026, compared to $283.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to the addition of new facilities with operating leases since September 30, 2025, as well as to annual escalators on existing facilities' rent. This increase was offset by a reduction in rent due to the acquisition of the real estate for facilities which we previously operated, over that same time.
General and administrative expense
General and administrative expense increased by $63.5 million, to $365.0 million for the nine months ended September 30, 2026, compared to $301.6 million for the nine months ended September 30, 2025. This increase was primarily due to an increase in salaries and wages of $27.8 million due to growth in operations, an increase in stock-based compensation expense recognized during the period of $53.2 million inclusive of increased equity awards granted to employees as well as the acceleration of vesting for equity awards held by an executive upon his retirement, and a $9.9 million increase to general legal fees. These increases within general and administrative expense were partially offset by a decrease in professional fees, including a decrease of $38.8 million in legal expenses associated with the Audit Committee’s independent investigation during the year ended December 31, 2025 and with ongoing government investigations. The remaining change in general and administrative expense was spread out over various expense types.

Depreciation and amortization
Depreciation and amortization increased by $18.0 million to $58.3 million, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase is directly attributable to our real estate acquisitions since September 30, 2025.
Total other expense, net
Total other expense, net was $18.2 million for the nine months ended September 30, 2026, an increase of $0.9 million compared to $17.3 million for the nine months ended September 30, 2025. Total other expense, net consists of interest expense, which decreased by $2.2 million, to $17.6 million for the nine months ended September 30, 2026 including decreased interest expense on finance leases due to the acquisition of real estate for facilities which we previously held finance leases for, over that same time. Interest expense on long-term debt has also decreased following the decrease of $76.9 million to long-term debt and our line of credit balances since December 31, 2025.
Additionally, other (expense) income, net increased $3.2 million from income of $2.5 million for the nine months ended September 30, 2025 to an expense of $0.6 million for the nine months ended September 30, 2026, driven primarily by an increased unrealized loss in equity securities and increased other miscellaneous expense activity, offset by an increase in unrealized income on our investments in partnerships.
Provision for income taxes
Provision for income taxes totaled $93.1 million for the nine months ended September 30, 2026, representing an effective tax rate of 29.9%, compared to a provision for income taxes of $66.0 million and an effective tax rate of 33.4% for the nine months ended September 30, 2025. The change in effective tax rate in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the change in forecasted pre-tax book income and the impact of excess tax benefits from stock-based compensation. See Note 11 “Income Taxes”, in our condensed consolidated financial statements for more information.
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
As of September 30, 2026, we had cash and cash equivalents (which include short-term investments with original maturities of three months or less at the time of purchase) of $115.3 million. Following net payments on the line of credit of $100.0 million during the nine months ended September 30, 2026, we had no debt outstanding under our Amended and Restated Credit Facility as of September 30, 2026. In addition, we had outstanding letters of credit of $7.9 million as of September 30, 2026.
The terms of the Amended and Restated Credit Facility permit optional prepayments from time to time without premium or penalty. We expect to continue to use the Amended and Restated Credit Facility as our single line of credit and to fund the potential acquisition of additional property and operations, as well as for working capital and for general corporate purposes. Cash paid to fund real estate and operational acquisitions was $376.3 million for the nine months ended September 30, 2026, compared to $80.6 million for the nine months ended September 30, 2025. Total cash paid for capital expenditures for property and equipment were $80.9 million and $54.3 million for the nine months ended September 30, 2026 and 2025, respectively.
We believe our current cash balances and our cash flow from operations will be sufficient to cover our operating needs for at least the next 12 months. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by/(used in):
Operating activities	$583,079	$407,614
Investing activities	(538,234)	(145,879)
Financing activities	(148,703)	(63,521)
Net change in cash	$(103,858)	$198,214
Cash, cash equivalents, and restricted cash - beginning of period	232,051	160,842
Cash, cash equivalents, and restricted cash - end of period	$128,193	$359,056
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities for the nine months ended September 30, 2026 of $583.1 million increased by $175.5 million as compared with the same period in 2025. The increase was driven by an increase in operational performance across our existing portfolio of facilities. This increase was further driven by an increase in cash flows from the change in operating assets and liabilities of $41.7 million due primarily to the timing of accounts receivable collections as well as the timing of payables and other accrued liabilities. The impact to collections is driven by growth in operating facilities period-over-period, supported by a decrease in days sales outstanding of 4.9, from 50.4 as of September 30, 2025, to 45.5 as of September 30, 2026. This change in days sales outstanding is due to operational efficiencies as facilities continue to mature following facility ownership transition.
Investing activities
Investing cash flows consist primarily of capital expenditures, investment activities, and cash used for acquisitions.
Net cash used in investing activities for the nine months ended September 30, 2026 of $538.2 million increased by $392.4 million as compared with the same period in 2025. The increase in cash used was attributable to an increase of $295.7 million in the acquisition of facilities, an increase of $84.5 million in purchases of equity securities held by our consolidated captive insurance entities, and an increase of $26.6 million in cash used to purchase property and equipment, in excess of cash used for these purposes in the nine months ended September 30, 2025. This increase to cash used for investing activities was offset by $20.3 million in sales of equity securities.
Financing activities
Financing cash flows consist primarily of payments and draws on the line of credit, distributions and repayment of short-term and long-term debt, and distributions and contributions from noncontrolling interest.
Net cash used in financing activities for the nine months ended September 30, 2026 was $148.7 million, an increase of $85.2 million as compared with the same period in 2025. During the nine months ended September 30, 2026 we had increased financing activity consisting primarily of net payments on long-term debt and our line of credit of $5.6 million and $100.0 million, respectively, and taxes paid related to net share settlement of equity awards of $46.2 million. These net cash outflows were offset by $4.3 million related to the issuance of common stock related to the employee stock purchase plan. In contrast, during the nine months ended September 30, 2025, we had net payments on our long-term debt and our line of credit of $12.7 million and $42.0 million, respectively, and taxes paid related to net share settlement of equity awards of $8.4 million.
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
On November 26, 2025, we entered into another amendment to and waiver (the “Sixth Amendment and Waiver”) under the Amended and Restated Credit Facility that, among other things, waived all Technical Events of Default. The Sixth Amendment and Waiver also amended the Amended and Restated Credit Agreement to, among other things, require that the Liquidity Requirement remain in place until we delivered to the Administrative Agent financial statements and a corresponding compliance certificate for the fiscal quarter ended June 30, 2026 (the “Liquidity Requirement Termination Date”). On April 13, 2026, we entered into another amendment to the Amended and Restated Credit Facility (the “Seventh Amendment”), which, among other things, made certain technical modifications to a representation and warranty regarding health care permits and to the permitted investments covenant relating to joint ventures. On August 5, 2026, the Liquidity Requirement was lifted.
Share repurchase authorization
Our Board of Directors approved a $250.0 million share repurchase authorization, effective May 7, 2026. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The amount and timing of repurchases, if any, will depend on several factors, including our stock price performance, ongoing capital allocation priorities, contractual restrictions, and general market conditions. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not have a fixed expiration date, does not obligate us to acquire any particular amount of common stock, and may be modified, suspended, or terminated at any time at the discretion of our Board of Directors. As of September 30, 2026, the full $250.0 million authorized for repurchase remained available under the repurchase plan.
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
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2026, we had $7.9 million of borrowing capacity under the Amended and Restated Credit Facility pledged as collateral to secure outstanding letters of credit. We may enter into further contractual arrangements in the future in order to support our business plans. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates through our borrowing arrangements. As of September 30, 2026, we had no variable rate debt. When a balance is maintained, our credit facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.
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
Our cash and cash equivalents as of September 30, 2026 consisted of cash and short-term investments with original maturities of three months or less at the time of purchase. Risks due to changing interest rates impact the return we realize related to our cash and short-term investment balances.
As of September 30, 2026, we had outstanding indebtedness under mortgage loans insured with HUD of $273.1 million, which were at fixed interest rates.
The above only incorporates those exposures that exist as of September 30, 2026 and does not consider those exposures or positions which could arise after that date. For additional consideration over inflation, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026, due to the material weaknesses described below.
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
Management has substantially completed the implementation of its remediation plan. The redesigned controls have been implemented and are functioning as expected. Management continues to monitor and test the effectiveness of these controls to demonstrate sustained operation over a sufficient period of time to support a conclusion that the material weaknesses have been fully remediated.
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
Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses above, management with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. Specifically, we have made the following enhancements to our internal control over financial reporting:
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
•We have recruited additional compliance, legal and internal audit personnel to enhance our risk assessment capabilities.
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

•We enhanced the controls related to revenue recognition, in which the Company’s compliance team oversees a thorough review and approval process for new billing codes prior to billing. Once approved for use by the compliance team, these services are reviewed in accordance with ASC 606, by the accounting function, prior to revenue recognition.
•We have expanded existing controls and designed other appropriate controls to address the design and operation of controls within our revenue process, including over variable consideration.
The material weaknesses will not be fully remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively for a sufficient period of time. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, could be adversely affected.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 26, 2025, we received a subpoena from the DOJ per HIPAA relating to an investigation into possible violations of various sections of 18 U.S.C. that prohibit the making of fraudulent or false statements to any branch of the government of the United States. The subpoena includes requests for information relating to PACS’s 1135 COVID Waiver practices, billing of Medicare Part B for respiratory and sensory integration therapy services, change of insurance enrollment, cost waivers for co-pays, deductibles, and co-insurance, and claim reimbursement from Medicare for bad debt. We are cooperating with the investigation, which is ongoing.
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
In addition to the litigation described above, we are also subject to the following litigation:
Litigation -- Securities Class Action and Shareholder Derivative Actions
On November 13, 2024, a putative securities class action captioned Manchin v. PACS Group, Inc., et al., Case No. 1:24-cv-08636-LJL (S.D.N.Y.) (“Manchin Action”) was filed against us, individual defendants Jason Murray, Derick Apt, Mark Hancock, Jacqueline Millard, and Taylor Leavitt; and underwriter defendants Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Truist Securities, Inc., RBC Capital Markets, LLC, Goldman Sachs & Co. LLC, Stephens Inc., KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., and Regions Securities LLC. The complaint brought claims under Sections 11 and 15 of the Securities Act, and Section 10(b), and 20(a) of the Exchange Act, and alleged we and our leadership engaged in a multi-year scheme to inflate revenue and profitability by (i) exploiting a COVID-era Medicare waiver to “flip” long-term Medicaid patients to higher-paying Medicare coverage, (ii) billing unnecessary Medicare Part B respiratory and sensory integration therapies, and (iii) falsifying licensure and staffing documentation. On January 7, 2025, the court consolidated the Manchin action with a similar action brought by plaintiff New Orleans Employees’ Retirement System, and on February 11, 2025 the court appointed 1199SEIU Health Care Employees Pension Fund as lead plaintiff, and its counsel, Labaton Keller Sucharow LLP, as lead counsel. Plaintiffs filed a consolidated complaint on December 19, 2025, which added Joshua Jergensen and P.J. Sanford as named defendants, and also brought additional claims pursuant to Section 12(a)(2) of the Securities Act and Section 20A of the Exchange Act. Defendants moved to dismiss the consolidated complaint, and on September 4, 2026, the Court granted in part and denied in part Defendants’ motion to dismiss. On October 9, 2026, Defendants answered the remaining allegations in the consolidated complaint.
On February 14, 2025, a derivative action originally filed by plaintiff Theresa Howard-Hines (“Howard-Hines Action”) captioned IN RE PACS GROUP, INC. DERIVATIVE LITIGATION Lead Case No. 1:25-cv-01343-LJL (S.D.N.Y.) was filed against defendants Jason Murray, Derick Apt, Mark Hancock, Michelle Lewis, Jacqueline Millard, Taylor Leavitt, and Evelyn Dilsaver, with the Company named as nominal defendant. The complaint brings claims of breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution, based on substantially similar allegations as in the Manchin Action. On April 8, 2025, the court consolidated the Howard-Hines action with a similar derivative action filed by plaintiff Adam Beckman, under the name In re PACS Group, Inc. Derivative Litigation (“SDNY Derivative Action”). On June 9, 2025, the parties filed a joint stipulation staying the SDNY Derivative Action until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay. Following the dismissal in part of the Manchin Action, the parties stipulated to further stays of the

SDNY Derivative Action. The Court has stayed the SDNY Derivative Action until November 11, 2026, and ordered the parties to file a further status report by that date.
On August 19, 2025, a derivative action captioned Boers v. Murray, et. al., Case No. 1:25-cv-00119-DAK-DBP (D. Utah) was filed against the same defendants and alleging substantially the same claims and theories as IN RE PACS GROUP, INC. DERIVATIVE LITIGATION (“Boers Action”). The plaintiff in the Boers Action voluntarily dismissed this case on December 8, 2025 without prejudice to her ability to refile, and refiled on April 17, 2026, against the same defendants making the same basic claims. On August 18, 2026 the parties in the Boers Action stipulated to stay the case until the earlier of the dismissal of the Manchin Action, the denial of any motion to dismiss in the Manchin Action, or the termination of the stay. Following the dismissal in part of the Manchin Action, the parties stipulated to further stays of the Boers Action. The Court stayed the Boers Action until November 18, 2026, and ordered the parties to file a further status report by that date.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 5.02 thereof.
On October 30, 2026, the Company and Michelle Lewis, the Company’s Chief Accounting Officer, entered into a separation and release agreement (the “Separation Agreement”) in connection with Ms. Lewis’s separation from the Company, effective November 4, 2026.

Separation Agreement with Michelle Lewis
Pursuant to the Separation Agreement, Ms. Lewis’s service as Chief Accounting Officer and her employment with the Company concluded on November 4, 2026 (the “Separation Date”). Subject to her execution of a release of claims and her continued compliance with certain restrictive covenants, Ms. Lewis will receive 12 months of base salary continuation, and the Company has agreed to subsidize Ms. Lewis’s COBRA premiums for 12 months from the Separation Date. Ms. Lewis will also receive full accelerated vesting on the Separation Date of all of her outstanding restricted stock units. Any shares delivered to Ms. Lewis upon the vesting of her accelerated restricted stock units will be subject to specified daily and monthly limits on transfer.
Appointment of Principal Accounting Officer
Following Ms. Lewis's separation, Carey Hendrickson, the Company's Chief Financial Officer and principal financial officer, will serve as the Company’s principal accounting officer, effective as of the Separation Date.
Mr. Hendrickson's biographical information and business experience are described in the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2026, and such disclosures are incorporated herein by reference.
(b) None.
(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PACS Group, Inc.	8-K	001-42011	3.1	4/15/2024
3.2	Amended and Restated Bylaws of PACS Group, Inc.	8-K	001-42011	3.2	4/15/2024
10.1	Transition and Release Agreement with PACS Group, Inc. and John Mitchell, dated September 18, 2026	8-K	001-42011	10.1	9/21/2026
10.2	Offer Letter Agreement with PACS Group, Inc. and Patrick Murphy, effective September 21, 2026					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Principal Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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

PACS GROUP, INC.

Date: November 3, 2026	By:	/s/ Jason Murray
Jason Murray
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial Officer)